Form 10-Q
period 2021-06-30
Bilander Acquisition Corp.
filed 2021-08-31
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Bilander Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-40426	86-1973248
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Four Embarcadero Center, Suite 2100 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 780-9975

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-fourth of one Redeemable Warrant	TWCBU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	TWCB	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	TWCBW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 30, 2021, 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, were issued and outstanding, respectively.

BILANDER ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the period from February 5, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets:
Current assets:
Cash	$25,000
Total current assets	25,000
Deferred offering costs	504,018
Total Assets	$529,018

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$33,236
Accrued expenses	380,643
Franchise tax payable	79,639
Note payable - related party	100,355
Total Liabilities	593,873

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding [1]	431
Additional paid-in capital	24,569
Accumulated deficit	(89,855)
Total stockholders’ deficit	(64,855)
Total Liabilities and Stockholders’ Deficit	$529,018

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period From February 5, 2021 (inception) through June 30, 2021

General and administrative expenses	$543	$10,216
Franchise tax expense	50,000	79,639
Net loss	$(50,543)	$(89,855)

Weighted average shares outstanding, basic and diluted (1)	5,000,000	5,000,000

Basic and diluted net loss per share	$(0.01)	$(0.02)

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	5,750,000	431	24,569	-	25,000
Net loss	-	-	-	-	-	(39,312)	(39,312)
Balance - March 31, 2021	-	-	5,750,000	431	24,569	(39,312)	(14,312)
Net loss	-	-	-	-	-	(50,543)	(50,543)
Balance - June 30, 2021	-	$-	5,750,000	$431	$24,569	$(89,855)	$(64,855)

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(89,855)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	215
Changes in operating assets and liabilities:
Accounts payable	3,661
Accrued expenses	6,000
Franchise tax payable	79,639
Net cash used in operating activities	(340)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	100,140
Offering costs paid	(99,800)
Net cash provided by financing activities	25,340

Net increase in cash	25,000

Cash - beginning of the period	-
Cash - end of the period	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$29,575
Offering costs included in accrued expenses	$374,643

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

Bilander Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below) and will be subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Bilander Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.9 million, of which approximately $5.3 million was for deferred underwriting commissions and $218,000 was for offering costs allocated to derivative warrant liabilities. The Company granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments. On August 9, 2021, the underwriters purchased an additional 1,851,598 Units pursuant to the partial exercise of the over-allotment option. The over-allotment units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $18.5 million. The Company incurred additional offering cost of approximately $1.0 million in connection with the over-allotment, of which approximately $0.6 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.3 million (see Note 4). In connection with the partial exercise of the over-allotment option on August 9, 2021, the Sponsor purchased an additional 246,880 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $370,320.

Upon the closing of the Initial Public Offering, the over-allotment, and the Private Placement, $168.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, over-allotment, and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions that the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Our Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such Public Stockholder or any other person with whom such Public Stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and any other holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Stockholders”), as well as the Company’s officers and directors, agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 20, 2023, (or 27 months from the closing of the Initial Public Offering, or October 20, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to fund our working capital requirements, subject to an annual limit of $500,000, and/or to pay for the Company’s taxes (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $25,000 in its operating bank account and working capital deficit of approximately $569,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on July 19, 2021 and July 26, 2021, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company had no cash equivalents.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet primarily due to their short-term nature.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Initial Public Offering are charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares at June 30, 2021 were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of June 30, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 5, 2021 (inception) through June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 5, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On July 20, 2021, the Company consummated its Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.9 million, of which approximately $5.3 million was for deferred underwriting commissions and $218,000 was for offering costs allocated to derivative warrant liabilities. On August 9, 2021, the underwriters purchased an additional 1,851,598 Units pursuant to the partial exercise of the over-allotment option. The over-allotment units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $18.5 million. The Company incurred additional offering cost of approximately $1.0 million in connection with the over-allotment, of which approximately $0.6 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Related Party Transactions

Founder Shares

On February 11, 2021, the Sponsor purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred 12,500 Founder Shares to each of Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman. On April 30, 2021, the Company effected a 4:3 split of the Founder Shares, resulting in an aggregate of 5,750,000 Founder Shares, par value $0.000075, 5,683,332 shares of which were held by the Sponsor and 66,668 shares of which were held by the officers and directors. In May 2021, the Company nominated Mr. Janetschek as director and assigned him 16,667 Founder Shares, which together resulted in the Sponsor holding 5,666,665 Founder Shares and the officers and directors holding 83,335 Founder Shares. The 83,335 Founder Shares held by the officers and directors would not have been subject to forfeiture in the event the underwriters’ over-allotment option were not exercised. The Initial Stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, such that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock.

The Founder Shares will automatically convert into Class A common stock after the initial Business Combination (i) when certain triggering events based on our shares of Class A common stock trading at $12.00, $15.00 and $18.00 per share for any 20 trading days within a 30-trading day period commencing any time after the completion of the initial Business Combination or (ii) upon specified strategic transactions, in each case prior to the ten year anniversary of the initial Business Combination, and as further described in the final prospectus filed with the SEC on July 19, 2021.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares; provided, that any Class A common stock issued upon conversion of the Founder Shares will not be subject to such restrictions on transfer after one year has passed since the completion of the initial Business Combination.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,500,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.3 million. In connection with the exercise of the over-allotment option on August 9, 2021, the Sponsor purchased an additional 246,880 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $370,320.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On February 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $100,000 under the Note and it was repaid in full on July 20, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of July 20, 2021, the Company had no borrowings under the Working Capital Loans.

Consulting Agreement

As contemplated in our Registration Statement, we entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with our search for a target business and completion of our initial business combination. We will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree. Shipyard is the managing member of our Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard.

Note 5 — Commitments and Contingencies

Forward Purchase Agreements

In connection with the consummation of the Initial Public Offering, the Company has entered into forward purchase agreements with certain institutional accredited investors (“Forward Purchasers”) that will provide for the aggregate purchase of at least $50,000,000 of Class A common stock at $10.00 per share, in a private placement that will close concurrently with the closing of the Business Combination. The Forward Purchasers’ commitments under the forward purchase agreements are subject to certain conditions described in the prospectus for the Initial Public Offering. The obligations under the forward purchase agreements will not depend on whether any shares of Class A common stock are redeemed by the Company’s Public Stockholders. The Forward Purchasers will not receive any Class B common stock or warrants as part of the forward purchase agreements; these shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that the forward purchase shares will be subject to certain transfer restrictions and have certain registration rights.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), as well as the Forward Purchasers and their permitted transferees, were entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $3.4 million in the aggregate, paid upon the closing of the Initial Public Offering (including over-allotment). An additional fee of $0.35 per Unit, or approximately $5.9 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000075 per share. As of June 30, 2021, the Company had 5,750,000 shares of Class B common stock issued and outstanding, which amounts have been adjusted to reflect the stock split as discussed in Note 4. Subsequent to the partial exercise of the over-allotment option, the Sponsor forfeited 132,801 shares of Class B common stock.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock will have the right to elect all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.

The shares of Class B common stock, divided into three tranches equal to 40%, 40% and 20% of the shares of Class B common stock outstanding upon the completion of this offering, will automatically convert into shares of Class A common stock on a one-for-one basis (subject to adjustment as provided herein) after our initial Business Combination when the triggering event corresponding to each such tranche based on the shares trading at $12.00, $15.00 or $18.00 per share for any 20 trading days within a 30-trading day period occurs prior to the ten year anniversary of our initial Business Combination. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of each tranche of Class B common stock will equal, in the aggregate, on an as-converted basis, at a “conversion ratio” of 10%, 10% or 5% (based on varying price triggers as discussed in more detail below) of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (including the forward purchase shares), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination in consideration for such seller’s interest in the Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021, there were no warrants outstanding. In connection with the Initial Public Offering and subsequent over-allotment, the Company has 4,212,900 Public Warrants and 3,746,880 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as set forth below, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of the Shares of Class A common stock; and

●	if, and only if, the closing price of the Shares of Class A common stock equals or exceeds $10.00 per public share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as noted above regarding the initial public offering, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

As contemplated in our Registration Statement, we entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with our search for a target business and completion of our initial business combination. We will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of the Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree. Shipyard is the managing member of our Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Bilander Acquisition Corp.,” “our,” “us” or “we” refer to Bilander Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on February 5, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, we had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), described below. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

Our sponsor is Bilander Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021 (the “Registration Statement”). On July 20, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.9 million, of which approximately $5.3 million was for deferred underwriting commissions and $218,000 was for offering costs allocated to derivative warrant liabilities. We granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 9, 2021, the underwriters purchased an additional 1,851,598 Units pursuant to the partial exercise of the over-allotment option. The over-allotment units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $18.5 million. We incurred additional offering cost of approximately $1.0 million in connection with the over-allotment, of which approximately $0.6 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.3 million (see Note 4). In connection with the exercise of the over-allotment option on August 9, 2021, the Sponsor purchased an additional 246,880 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds of $370,320.

Upon the closing of the Initial Public Offering, over-allotment, and the Private Placement, $168.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, over-allotment, and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $25,000 and working capital deficit of approximately $569,000.

Our liquidity needs up to June 30, 2021 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of approximately $51,000, which consisted of approximately $1,000 in general and administrative expenses and approximately $50,000 in franchise tax expense.

For the period from February 5, 2021 (inception) through June 30, 2021, we had a net loss of approximately $90,000, which consisted of approximately $10,000 in general and administrative expenses and approximately $80,000 in franchise tax expense.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), as well as the Forward Purchasers and their permitted transferees, were entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $3.4 million in the aggregate, paid upon the closing of the Initial Public Offering (including over-allotment). In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $5.9 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Initial Public Offering are charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at June 30, 2021 were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. At June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 5, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 19, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In February 2021, our Sponsor purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In February 2021, our Sponsor transferred 12,500 Founder Shares to each of Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman. On April 30, 2021, we effected a 4:3 split of the Founder Shares, resulting in an aggregate of 5,750,000 Class B common stock, par value $0.000075, 5,683,332 shares of which were held by our Sponsor and 66,668 shares of which were held by our officers and directors. In May 2021, we nominated Mr. Janetschek as director and assigned him 16,667 shares of Class B common stock, which together resulted in our Sponsor holding 5,666,665 shares of Class B common stock and our officers and directors holding 83,335 shares of Class B common stock. The 83,335 Founder Shares held by our officers and directors were not subject to forfeiture in the event the underwriters' over-allotment option is not exercised. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Units in the Initial Public Offering). The underwriters partially exercised their over-allotment option on August 9, 2021 and 132,801 Founder Shares were forfeited by the Sponsor accordingly.

On July 20, 2021, our Sponsor purchased 3,500,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant (or $5.25 million in the aggregate), in a Private Placement that closed simultaneously with the closing of the Initial Public Offering. In connection with the partial exercise of the over-allotment option on August 9, 2021, the Sponsor purchased an additional 246,880 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $370,320.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of approximately $8.9 million (including deferred underwriting commissions of approximately $5.9 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $168.5 million of the net proceeds from our Initial Public Offering and from the Private Placement of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Consulting Agreement, dated August 28, 2021, by and between the Company and Shipyard Advisors, L.P.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Audited Balance Sheet as of July 20, 2021.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of August, 2021.

BILANDER ACQUISITION CORP.

By:	/s/ Scott W. Wagner
Name:	Scott W. Wagner
Title:	Chief Executive Officer (Principal Executive Officer)