Form 10-Q
period 2021-09-30
Bilander Acquisition Corp.
filed 2021-11-12
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of November 12, 2021, 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, were issued and outstanding.

BILANDER ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$844,252
Prepaid expenses	697,702
Total current assets	1,541,954
Investments held in Trust Account	168,520,416
Total Assets	$170,062,370

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$29,492
Accrued expenses	88,150
Due to related party	222
Franchise tax payable	129,639
Total current liabilities	247,503
Accrued liabilities	793,478
Deferred underwriting commissions	5,898,059
Derivative warrant liabilities	8,048,581
Total Liabilities	14,987,621

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 16,851,598 shares at $10.00 per share redemption value	168,515,980

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,851,598 shares subject to possible redemption)	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,617,199 shares issued and outstanding	421
Additional paid-in capital	-
Accumulated deficit	(13,441,652)
Total stockholders' deficit	(13,441,231)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$170,062,370

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 5, 2021 (inception) through September 30, 2021
General and administrative expenses	$935,927	$946,143
Franchise tax expenses	50,000	129,639
Loss from operations	(985,927)	(1,075,782)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(788,066)	(788,066)
Offering costs associated with derivative warrant liabilities	(240,974)	(240,974)
Income from investments held in Trust Account	4,436	4,436
Total other expenses, net	(1,024,604)	(1,024,604)
Net loss	$(2,010,531)	$(2,100,386)

Weighted average shares outstanding of Class A common stock, basic and diluted	12,968,855	5,142,822
Basic and diluted net loss per share, Class A common stock	$(0.11)	$(0.20)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,355,560	5,140,998
Basic and diluted net loss per share, Class B common stock	$(0.11)	$(0.20)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 5, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	431	24,569	-	25,000
Net loss	-	-	-	-	-	(39,312)	(39,312)
Balance - March 31, 2021 (unaudited)	-	-	5,750,000	431	24,569	(39,312)	(14,312)
Net loss	-	-	-	-	-	(50,543)	(50,543)
Balance - June 30, 2021 (unaudited)	-	-	5,750,000	431	24,569	(89,855)	(64,855)
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,187,286	-	2,187,286
Forfeiture of Class B common stock	-	-	(132,801)	(10)	10	-	-
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,211,865)	(11,341,266)	(13,553,131)
Net loss	-	-	-	-	-	(2,010,531)	(2,010,531)
Balance - September 30, 2021 (unaudited)	-	$-	5,617,199	$421	$-	$(13,441,652)	$(13,441,231)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,100,386)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	216
Change in fair value of derivative warrant liabilities	788,066
Income from investments held in Trust Account	(4,436)
Offering costs associated with derivative warrant liabilities	240,974
Changes in operating assets and liabilities:
Prepaid expenses	(697,702)
Accounts payable	29,492
Accrued expenses	18,150
Due to related party	222
Franchise tax payable	129,639
Accrued liabilities	793,478
Net cash used in operating activities	(802,287)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(168,515,980)
Net cash used in investing activities	(168,515,980)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	100,139
Repayment of note payable to related party	(100,355)
Proceeds received from initial public offering, gross	168,515,980
Proceeds received from private placement	5,620,320
Offering costs paid	(3,998,565)
Net cash provided by financing activities	170,162,519

Net increase in cash	844,252

Cash - beginning of the period	-
Cash - end of the period	$844,252

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$5,898,059

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Basis of Presentation

Bilander Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Bilander Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 15, 2021. On July 20, 2021, the Company consummated its Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.9 million, of which approximately $5.3 million was for deferred underwriting commissions and $218,000 was for offering costs allocated to derivative warrant liabilities. The Company granted the underwriters a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments. On August 9, 2021, the underwriters purchased an additional 1,851,598 Units pursuant to the partial exercise of the over-allotment option. The over-allotment units were sold at the offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $18.5 million. The Company incurred additional offering costs of approximately $1.0 million in connection with the over-allotment, of which approximately $0.6 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 3,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $5.3 million (see Note 4). In connection with the partial exercise of the over-allotment option on August 9, 2021, the Sponsor purchased an additional 246,880 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds to the Company of $370,320.

Upon the closing of the Initial Public Offering, the over-allotment and the Private Placement, $168.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the over-allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions that the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $844,000 in its operating bank account and working capital of approximately $1.3 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company’s working capital levels are sufficient to fund the anticipated working capital needs over the next 12 months. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and since inception are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on July 19, 2021 and July 26, 2021, respectively.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.3 million in additional paid-in capital and an increase of approximately $10.1 million to accumulated deficit, as well as a reclassification of 1,538,726 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on July 26, 2021 will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. There is no impact to the reported amounts for total assets and total liabilities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had no cash equivalents.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of (i) U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or (ii) investments in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature other than the derivative warrant liabilities (see Note 6).

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all its financial instruments, including issued Public Warrants (as defined below in Note 3) and Private Placement Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering and Over-Allotment

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering and over-allotment that were directly related to the Initial Public Offering and over-allotment. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering and over-allotment based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and over-allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 16,851,598 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, a full valuation allowance of approximately $199,000 was recorded against the deferred tax assets.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 5, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had losses for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021. As such these shares were not included in the weighted average number as their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the period from February 5, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	(1,422,926)	(587,605)	(1,050,379)	(1,050,007)

Denominator:
Basic and diluted weighted average common shares outstanding	12,968,855	5,355,560	5,142,822	5,140,998

Basic and diluted net loss per common share	$(0.11)	$(0.11)	$(0.20)	$(0.20)

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 5, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

On February 11, 2021, the Sponsor purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred 12,500 Founder Shares to each of Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman. On April 30, 2021, the Company effected a 4:3 split of the Founder Shares, resulting in an aggregate of 5,750,000 Founder Shares, par value $0.000075, 5,683,332 shares of which were held by the Sponsor and 66,668 shares of which were held by the officers and directors. All share and per share amounts have been retroactively restated. In May 2021, the Company nominated Mr. Janetschek as director and assigned him 16,667 Founder Shares, which together resulted in the Sponsor holding 5,666,665 Founder Shares and the officers and directors holding 83,335 Founder Shares. The 83,335 Founder Shares held by the officers and directors would not have been subject to forfeiture in the event the underwriters’ over-allotment option were not exercised. The Initial Stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, such that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company has an immaterial amount due to an affiliate of the Sponsor and had no borrowings under the Working Capital Loans.

Consulting Agreement

As contemplated in our Registration Statement, the Company entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with the Company’s search for a target business and completion of the Company’s initial business combination. The Company will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree, and either party may terminate this agreement upon thirty (30) days’ prior written notice to the other party. Shipyard is the managing member of the Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard. As of September 30, 2021, the Company incurred approximately $793,000 in expenses related to this agreement, which was included in accrued liabilities on the unaudited condensed balance sheet.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies

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

Registration and Stockholder Rights

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Derivative Warrant Liabilities

As of September 30, 2021, in connection with the Initial Public Offering and over-allotment, the Company had 4,212,900 Public Warrants and 3,746,880 Private Placement Warrants outstanding.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 16,851,598 Class A common stock outstanding, all of which were subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$168,515,980
Less:
Fair value of Public Warrants at issuance	(3,827,481)
Offering costs allocated to Class A common stock subject to possible redemption	(9,725,650)
Plus:
Accretion on Class A common stock subject to possible redemption amount	13,553,131
Class A common stock subject to possible redemption	$168,515,980

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 16,851,598 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000075 per share. As of April 30, 2021, the Company had 5,750,000 shares of Class B common stock issued and outstanding, which amounts have been adjusted to reflect the stock split as discussed in Note 4. Subsequent to the partial exercise of the over-allotment option, the Sponsor forfeited 132,801 shares of Class B common stock. Accordingly, as of September 30, 2021, 5,617,199 shares of Class B common stock were issued and outstanding with no shares subject to forfeiture.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$168,520,416	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$4,212,900	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,835,681

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in September 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and the Private Placement Warrants have been estimated using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants and the fair value of the Private Placement Warrants continue to be estimated using the Black-Scholes option pricing model. For the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021, the Company recognized loss on the unaudited condensed statements of operations resulting from an increase in the fair value of liabilities of approximately $0.8 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Public Warrants and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ common stock that match the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	At initial issuances	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.61 - $9.86	$9.68
Volatility	10.0% - 20.0%	10% - 16.2%
Term (years)	6.00 - 5.97	5.00
Risk-free rate	0.84% - 0.94%	1.13%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the period from February 5, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at February 5, 2021 (inception)	$-
Issuance of Public and Private Warrants	7,260,515
Transfer of Public Warrants to Level 1	(3,827,481)
Change in fair value of derivative warrant liabilities	402,647
Derivative warrant liabilities at September 30, 2021 (unaudited)	$3,835,681

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

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

As of September 30, 2021, we had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), described below and subsequent to the Initial Public Offering, the search for a Business Combination target. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

Our sponsor is Bilander Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on July 15, 2021 (the “Registration Statement”). On July 20, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.9 million, of which approximately $5.3 million was for deferred underwriting commissions and $218,000 was for offering costs allocated to derivative warrant liabilities. We granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 9, 2021, the underwriters purchased an additional 1,851,598 Units pursuant to the partial exercise of the over-allotment option. The over-allotment units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $18.5 million. We incurred additional offering cost of approximately $1.0 million in connection with the over-allotment, of which approximately $0.6 million was for deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering, over-allotment and the Private Placement, $168.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, over-allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Liquidity and Capital Resources

At September 30, 2021, we had operating cash of $844,000 and working capital of approximately $1.3 million.

Our liquidity needs up to September 30, 2021 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). We repaid the Note in full on July 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2021, the Company has an immaterial amount due to an affiliate of the Sponsor and there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $936,000 in general and administrative expenses, $50,000 in franchise tax expenses, a non-cash loss of approximately $788,000 for the change in fair value of derivative warrant liabilities, approximately $241,000 in offering costs associated with derivative warrant liabilities, partially offset by approximately $4,000 of income from investments held in the Trust Account.

For the period from February 5, 2021 (inception) through September 30, 2021, we had a net loss of approximately $2.1 million, which consisted of approximately $946,000 in general and administrative expenses, approximately $130,000 in franchise tax expenses, a non-cash loss of approximately $788,000 for a change in fair value of derivative liabilities, approximately $241,000 in offering costs associated with derivative warrant liabilities, partially offset by approximately $4,000 of income from investments held in the Trust Account.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), as well as the Forward Purchasers and their permitted transferees, were entitled to registration rights pursuant to a registration and stockholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued Public Warrant and Private Placement Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering and Over-Allotment

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering and over-allotment that were directly related to the Initial Public Offering and over-allotment. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering and over-allotment based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and over-allotment. We classify deferred underwriting commissions as non-current liabilities because their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 16,851,598 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. We have considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on February 5, 2021 (inception) using the modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In February 2021, our Sponsor purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In February 2021, our Sponsor transferred 12,500 Founder Shares to each of Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman. On April 30, 2021, we effected a 4:3 split of the Founder Shares, resulting in an aggregate of 5,750,000 shares of Class B common stock, par value $0.000075, 5,683,332 shares of which were held by our Sponsor and 66,668 shares of which were held by our officers and directors. In May 2021, we nominated Mr. Janetschek as director and assigned him 16,667 shares of Class B common stock, which together resulted in our Sponsor holding 5,666,665 shares of Class B common stock and our officers and directors holding 83,335 shares of Class B common stock. The 83,335 Founder Shares held by our officers and directors were not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 25% of our issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Units in the Initial Public Offering). The underwriters partially exercised their over-allotment option on August 9, 2021 and 132,801 Founder Shares were forfeited by the Sponsor accordingly.

On July 20, 2021, our Sponsor purchased 3,500,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant (or $5.3 million in the aggregate), in a Private Placement that closed simultaneously with the closing of the Initial Public Offering. In connection with the partial exercise of the over-allotment option on August 9, 2021, the Sponsor purchased an additional 246,880 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds of $370,320 to us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2021.

BILANDER ACQUISITION CORP.

By:	/s/ Scott W. Wagner
Name:	Scott W. Wagner
Title:	Chief Executive Officer (Principal Executive Officer)