Form 10-Q/A
period 2021-09-30
Bilander Acquisition Corp.
filed 2022-02-04
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 31, 2022, 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Bilander Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Bilander Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to possible redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on July 20, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to possible redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to possible redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and the change to its presentation of earnings per share is quantitatively material and it should restate its previously issued financial statements.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated financial statements to reflect the gain resulting from the expiration of the over-allotment option.

Therefore, on December 7, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of July 20, 2021, filed with the SEC on July 26, 2021 (the "Post IPO Balance Sheet") and (ii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (the “Affected Period”), should be restated to report all Public Shares as temporary equity and gain from expiration of over-allotment option, and should no longer be relied upon. As such, the Company is reporting the restatements to the July 20, 2021 balance sheet that is filed as an exhibit to the Company’s Form 8-K/A. The Company will restate its financial statements for the Affected Period in this Quarterly Report on Form 10-Q/A.

The above changes did not have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Period and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

BILANDER ACQUISITION CORP.

Form 10-Q/A

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 5, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures (as restated)	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$844,252
Prepaid expenses	697,702
Total current assets	1,541,954
Investments held in Trust Account	168,520,416
Total Assets	$170,062,370

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$29,492
Accrued expenses	88,150
Due to related party	222
Franchise tax payable	129,639
Total current liabilities	247,503
Accrued liabilities	793,478
Deferred underwriting commissions	5,898,059
Derivative warrant liabilities	8,048,581
Total Liabilities	14,987,621

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 16,851,598 shares at $10.00 per share redemption value	168,515,980

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,851,598 shares subject to possible redemption)	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,617,199 shares issued and outstanding	421
Additional paid-in capital	-
Accumulated deficit	(13,441,652)
Total stockholders’ deficit	(13,441,231)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$170,062,370

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 31, 2021	For the period from February 5, 2021 (inception) through September 30, 2021
General and administrative expenses	$935,927	$946,143
Franchise tax expenses	50,000	129,639
Loss from operations	(985,927)	(1,075,782)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(788,066)	(788,066)
Offering costs associated with derivative warrant liabilities	(240,974)	(240,974)
Gain from expiration of over-allotment option	16,852	16,852
Income from investments held in Trust Account	4,436	4,436
Total other expenses, net	(1,007,752)	(1,007,752)
Net loss	$(1,993,679)	$(2,083,534)

Weighted average shares outstanding of Class A common stock, basic and diluted	12,968,855	5,142,822
Basic and diluted net loss per share, Class A common stock	$(0.11)	$(0.20)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,355,560	5,140,998
Basic and diluted net loss per share, Class B common stock	$(0.11)	$(0.20)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 5, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	431	24,569	-	25,000
Net loss	-	-	-	-	-	(39,312)	(39,312)
Balance - March 31, 2021 (unaudited)	-	-	5,750,000	431	24,569	(39,312)	(14,312)
Net loss	-	-	-	-	-	(50,543)	(50,543)
Balance - June 30, 2021 (unaudited)	-	-	5,750,000	431	24,569	(89,855)	(64,855)
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,187,286	-	2,187,286
Forfeiture of Class B common stock	-	-	(132,801)	(10)	10	-	-
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,211,865)	(11,358,118)	(13,569,983)
Net loss	-	-	-	-	-	(1,993,679)	(1,993,679)
Balance - September 30, 2021 (unaudited)	-	$-	5,617,199	$421	$-	$(13,441,652)	$(13,441,231)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,083,534)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	216
Change in fair value of derivative warrant liabilities	788,066
Gain from expiration of over-allotment option	(16,852)
Income from investments held in Trust Account	(4,436)
Offering costs associated with derivative warrant liabilities	240,974
Changes in operating assets and liabilities:
Prepaid expenses	(697,702)
Accounts payable	29,492
Accrued expenses	18,150
Due to related party	222
Franchise tax payable	129,639
Accrued liabilities	793,478
Net cash used in operating activities	(802,287)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(168,515,980)
Net cash used in investing activities	(168,515,980)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	100,139
Repayment of note payable to related party	(100,355)
Proceeds received from initial public offering, gross	168,515,980
Proceeds received from private placement	5,620,320
Offering costs paid	(3,998,565)
Net cash provided by financing activities	170,162,519

Net increase in cash	844,252

Cash - beginning of the period	-
Cash - end of the period	$844,252

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$5,898,059

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 2 - Summary of Significant Accounting Policies (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

Restatement of Previously Issued Financial Statements

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to record derivative liabilities related to the Company’s grant of the over-allotment option to the underwriters.

The following tables summarize the effect of the restatement on the unaudited condensed financial statements as of September 30, 2021:

	Loss Per Share
	As Reported	Adjustment	As Restated
Three Months Ended September 30, 2021 (unaudited)
Gain from expiration of over-allotment option	$-	$16,852	$16,852
Net loss	$(2,010,531)	$16,852	$(1,993,679)
Weighted average shares outstanding - Class A ordinary shares	12,968,855	-	12,968,855
Basic and diluted loss per share - Class A ordinary shares	$(0.11)	$-	$(0.11)
Weighted average shares outstanding - Class B ordinary shares	5,355,560	-	5,355,560
Basic and diluted loss per share - Class B ordinary shares	$(0.11)	$-	$(0.11)

	Loss Per Share
	As Reported	Adjustment	As Restated
Nine Months Ended September 30, 2021 (unaudited)
Gain from expiration of over-allotment option	$-	$16,852	$16,852
Net loss	$(2,100,386)	$16,852	$(2,083,534)
Weighted average shares outstanding - Class A ordinary shares	5,142,822	-	5,142,822
Basic and diluted earnings per share - Class A ordinary shares	$(0.20)	$-	$(0.20)
Weighted average shares outstanding - Class B ordinary shares	5,140,998	-	5,140,998
Basic and diluted earnings per share - Class B ordinary shares	$(0.20)	$-	$(0.20)

	For the period from February 5, 2021 (inception) through September 30, 2021
	As Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$(2,100,386)	$16,852	$(2,083,534)
Gain from expiration of over-allotment option	$-	$(16,852)	$(16,852)
Net cash used in operating activities	$(802,287)	$-	$(802,287)
Cash Flows from Investing Activities:
Net cash used in investing activities	$(168,515,980)	$-	$(168,515,980)
Cash Flows from Financing Activities:
Net cash provided by financing activities	$170,162,519	$-	$170,162,519

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all its financial instruments, including issued Public Warrants (as defined below in Note 3) and Private Placement Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities related to the warrants will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities, while the derivative liabilities related to the over-allotment option given to the underwriters are classified as current liabilities as it is a 45-day option.

The 7,250,000 warrants issued in connection with the Initial Public Offering and the Private Placement (including the 3,750,000 Public Warrants, as defined in Note 4, included in the Units and the 3,500,000 Private Placement Warrants) were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Monte Carlo simulation and Black-Scholes option pricing model, respectively. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units solely to cover over-allotments, if any. The Company estimated the fair value of the over-allotment option using a Black- Scholes model. On August 9, 2021, the underwriters partially exercised their over-allotment option and subsequently, on August 29, 2021, the over-allotment option expired partially unexercised.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the period from February 5, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	(1,410,999)	(582,680)	(1,041,952)	(1,041,582)

Denominator:
Basic and diluted weighted average common shares outstanding	12,968,855	5,355,560	5,142,822	5,140,998

Basic and diluted net loss per common share	$(0.11)	$(0.11)	$(0.20)	$(0.20)

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$168,515,980
Less:
Fair value of Public Warrants at issuance	(3,827,481)
Gain from expiration of over-allotment option	(16,852)
Offering costs allocated to Class A common stock subject to possible redemption	(9,725,650)
Plus:
Accretion on Class A common stock subject to possible redemption amount	13,569,983
Class A common stock subject to possible redemption	$168,515,980

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the period from February 5, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative liabilities at February 5, 2021 (inception)	$-
Issuance of Public and Private Warrants	7,260,515
Over-allotment option	95,175
Transfer of Public Warrants to Level 1	(3,827,481)
Exercise of over-allotment option	(78,323)
Gain from expiration of over-allotment option	(16,852)
Change in fair value of derivative warrant liabilities	402,647
Derivative liabilities at September 30, 2021 (unaudited)	$3,835,681

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except for the effects of the restatement in Note 2, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

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

Derivative Financial Instruments

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

We granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units solely to cover over-allotments, if any. We estimated the fair value of the over-allotment option using a Black-Scholes model. On August 9, 2021, the underwriters partially exercised their over-allotment option and subsequently, on August 29, 2021, the over-allotment option expired partially unexercised.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 20, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on July 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on July 19, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We identified an additional material weakness in our internal control over financial reporting relating to certain complex equity instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management has concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 20, 2021 and unaudited interim financial statements for the quarterly period ended on September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of February, 2022.

BILANDER ACQUISITION CORP.

By:	/s/ Scott W. Wagner
Name:	Scott W. Wagner
Title:	Chief Executive Officer (Principal Executive Officer)