Form 10-Q
period 2022-03-31
Bilander Acquisition Corp.
filed 2022-05-13
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, were issued and outstanding.

BILANDER ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 5, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BILANDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$527,327	$722,633
Prepaid expenses	537,149	586,960
Total current assets	1,064,476	1,309,593
Investments held in Trust Account	168,519,226	168,530,964
Total Assets	$169,583,702	$169,840,557

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$35,760	$-
Accrued expenses	85,000	76,000
Due to related party	12,624	5,380
Franchise tax payable	50,050	96,358
Total current liabilities	183,434	177,738
Accrued liabilities	2,793,478	1,793,478
Deferred underwriting commissions	5,898,059	5,898,059
Derivative warrant liabilities	4,001,997	7,374,236
Total Liabilities	12,876,968	15,243,511

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 16,851,598 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	168,515,980	168,515,980

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,851,598 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,617,199 shares issued and outstanding at March 31, 2022 and December 31, 2021	421	421
Additional paid-in capital	-	-
Accumulated deficit	(11,809,667)	(13,919,355)
Total stockholders’ deficit	(11,809,246)	(13,918,934)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$169,583,702	$169,840,557

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 5, 2021 (inception) through March 31, 2021
General and administrative expenses	$1,222,938	$9,673
Franchise tax expenses	50,050	29,639
Loss from operations	(1,272,988)	(39,312)
Other income:
Change in fair value of derivative warrant liabilities	3,372,239	-
Income from investments held in Trust Account	10,437	-
Total other income	3,382,676	-
Net income (loss)	$2,109,688	$(39,312)

Weighted average shares outstanding of Class A common stock, basic and diluted	16,851,598	-
Basic and diluted net income per share, Class A common stock	$0.09	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	5,617,199	4,454,545
Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.01)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,617,199	$421	$-	$(13,919,355)	$(13,918,934)
Net income	-	-	-	-	-	2,109,688	2,109,688
Balance - March 31, 2022 (Unaudited)	-	$-	5,617,199	$421	$-	$(11,809,667)	$(11,809,246)

FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)(2)	-	-	5,750,000	431	24,569	-	25,000
Net loss	-	-	-	-	-	(39,312)	(39,312)
Balance - March 31, 2021 (unaudited)	-	$-	5,750,000	$431	$24,569	$(39,312)	$(14,312)

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock (see Notes 4 and 7).

(2)	On April 30, 2021, the Company effected a 4:3 split of the Class B common stock, resulting in an aggregate of 5,750,000 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4 and 7).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from February 5, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,109,688	$(39,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	-	56
Change in fair value of derivative warrant liabilities	(3,372,239)	-
Income from investments held in Trust Account	(10,437)	-
Changes in operating assets and liabilities:
Prepaid expenses	49,811	-
Accounts payable	35,760	3,617
Accrued expenses	9,000	6,000
Due to related party	7,244	-
Franchise tax payable	(46,308)	29,639
Accrued liabilities	1,000,000	-
Net cash used in operating activities	(217,481)	-

Cash Flows from Investing Activities
Interest released from Trust Account	22,175	-
Net cash provided by investing activities	22,175	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	50,195
Offering costs paid	-	(50,195)
Net cash provided by financing activities	-	25,000

Net change in cash	(195,306)	25,000

Cash - beginning of the period	722,633	-
Cash - end of the period	$527,327	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$35,175
Offering costs included in accrued expenses	$-	$284,000

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $527,000 in its operating bank account and working capital of approximately $0.9 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40 “Presentation of Financial Statements - Going Concern,” as of March 31, 2022, the Company will have sufficient liquidity to meet its obligations for the next twelve months from the date of issuance of these condensed financial statements. The Company has determined that the Company may need access to funds from the Sponsor after that to fund the working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these condensed financial statements following this filing.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units solely to cover over-allotments, if any. The Company estimated the fair value of the over-allotment option using a Black-Scholes model. On August 9, 2021, the underwriters partially exercised their over-allotment option and subsequently, on August 29, 2021, the over-allotment option expired partially unexercised.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021, is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Net Income (Loss) Per Share of Common Stock

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had losses for the period from February 5, 2021 (inception) through March 31, 2021. As such these shares were not included in the weighted average number as their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Period from February 5, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$1,582,266	$527,422	$-	$(39,312)

Denominator:
Basic and diluted weighted average common stock outstanding	16,851,598	5,617,199	-	4,454,545

Basic and diluted net income (loss) per common stock	$0.09	$0.09	$-	$(0.01)

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company has an immaterial amount due to an affiliate of the Sponsor and had no borrowings under the Working Capital Loans.

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of $12,624 and $5,380, as reflected in the accompanying condensed balance sheets is outstanding as of March 31, 2022 and December 31, 2021, respectively. These amounts are due on demand and are non-interest bearing.

Consulting Agreement

As contemplated in our Registration Statement, the Company entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with the Company’s search for a target business and completion of the Company’s initial business combination. The Company will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree, and either party may terminate this agreement upon thirty (30) days’ prior written notice to the other party. Shipyard is the managing member of the Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard. As of March 31, 2022 and December 31, 2021, the Company incurred approximately $2,793,000 and approximately $1,793,000, respectively, in expenses related to this agreement, which was included in accrued liabilities on the unaudited condensed balance sheets.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 6 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, in connection with the Initial Public Offering and over-allotment, the Company had 4,212,900 Public Warrants and 3,746,880 Private Placement Warrants outstanding.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 16,851,598 Class A common stock outstanding, all of which were subject to possible redemption.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 16,851,598 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000075 per share. As of April 30, 2021, the Company had 5,750,000 shares of Class B common stock issued and outstanding, which amounts have been adjusted to reflect the stock split as discussed in Note 4. Subsequent to the partial exercise of the over-allotment option, the Sponsor forfeited 132,801 shares of Class B common stock. Accordingly, as of March 31, 2022 and December 31, 2021, 5,617,199 shares of Class B common stock were issued and outstanding with no shares subject to forfeiture.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$168,519,226	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$2,106,450	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$1,895,547

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$168,530,964	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$3,875,025	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,499,211

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in September 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and the Private Placement Warrants have been estimated using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants and the fair value of the Private Placement Warrants continue to be estimated using the Black-Scholes option pricing model. For the three months ended March 31, 2022, the Company recognized gain on the unaudited condensed statements of operations resulting from an increase in the fair value of liabilities of approximately $3.4 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.67	$9.73
Volatility	5% - 7.5%	5% - 15.2%
Term (years)	5.65	5.78
Risk-free rate	2.41%	1.33%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021	$3,499,211
Change in fair value of derivative warrant liabilities	(1,603,664)
Derivative liabilities at March 31, 2022 (unaudited)	$1,895,547

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

As of March 31, 2022, we had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), described below and subsequent to the Initial Public Offering, the search for a Business Combination target. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

Our sponsor is Bilander Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on July 15, 2021 (the “Registration Statement”). On July 20, 2021, we consummated our Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $8.9 million, of which approximately $5.3 million was for deferred underwriting commissions and $218,000 was for offering costs allocated to derivative warrant liabilities. We granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 9, 2021, the underwriters purchased an additional 1,851,598 Units pursuant to the partial exercise of the over-allotment option. The over-allotment units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $18.5 million. We incurred additional offering cost of approximately $1.0 million in connection with the over-allotment, of which approximately $0.6 million was for deferred underwriting commissions and approximately $23,000 of the offering costs was allocated to derivative warrant liabilities.

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

Liquidity and Capital Resources

At March 31, 2022, we had operating cash of approximately $527,000 and working capital of approximately $0.9 million.

Our liquidity needs up to March 31, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). We repaid the Note in full on July 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2022, the Company has an immaterial amount due to an affiliate of the Sponsor and there were no amounts outstanding under any Working Capital Loan.

Management has determined that the Company has access to funds from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its need through the earlier consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $2.1 million, which consisted of a non-cash gain of approximately $3,372,000 for the change in fair value of derivative warrant liabilities, approximately $10,000 of income from investments held in the Trust Account, which was offset by approximately $1,223,000 in general and administrative expenses and approximately $50,000 in franchise tax expenses.

For the period from February 5, 2021 (inception) through March 31, 2021, we had a net loss of approximately $39,000, which consisted of general and administrative expenses.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021, is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 20, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 9, 2022, Ms. Alexi A. Wellman resigned from our Board effective immediately. Her resignations did not result from any disagreement with us concerning any matter relating to our operations, policies or practices. Ms. Wellman transferred back to the Sponsor 8,334 shares of Class B common stock following her resignation. Ms. Wellman retains the remaining 8,334 shares of Class B common stock received upon our initial public offering.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2022.

BILANDER ACQUISITION CORP.

By:	/s/ Scott W. Wagner
Name:	Scott W. Wagner
Title:	Chief Executive Officer (Principal Executive Officer)