Form 10-Q
period 2022-06-30
Bilander Acquisition Corp.
filed 2022-08-15
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, were issued and outstanding.

BILANDER ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BILANDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$443,624	$722,633
Prepaid expenses	428,475	586,960
Total current assets	872,099	1,309,593
Deferred tax assets	705	-
Investments held in Trust Account	168,590,341	168,530,964
Total Assets	$169,463,145	$169,840,557

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,054	$-
Accrued expenses	88,451	76,000
Due to related party	19,995	5,380
Franchise tax payable	23,004	96,358
Total current liabilities	132,504	177,738
Accrued liabilities	3,793,478	1,793,478
Deferred underwriting commissions	5,898,059	5,898,059
Derivative warrant liabilities	2,504,667	7,374,236
Total Liabilities	12,328,708	15,243,511

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 16,851,598 shares at $10.00 per share redemption value at June 30, 2022 and December 31, 2021	168,515,980	168,515,980

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,851,598 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,617,199 shares issued and outstanding at June 30, 2022 and December 31, 2021	421	421
Additional paid-in capital	-	-
Accumulated deficit	(11,381,964)	(13,919,355)
Total stockholders’ deficit	(11,381,543)	(13,918,934)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$169,463,145	$169,840,557

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,	For the period from February 5, 2021 (inception) through June 30,
	2022	2021	2022	2021
General and administrative expenses	$1,168,493	$543	$2,391,431	$10,216
Franchise tax expenses	50,000	50,000	100,050	79,639
Loss from operations	(1,218,493)	(50,543)	(2,491,481)	(89,855)
Other income:
Change in fair value of derivative warrant liabilities	1,497,330	-	4,869,569	-
Income from investments held in Trust Account	148,161	-	158,598	-
Total other income	1,645,491	-	5,028,167	-
Income (loss) before benefit from income taxes	426,998	(50,543)	2,536,686	(89,855)
Benefit from income taxes	705	-	705	-
Net income (loss)	$427,703	$(50,543)	$2,537,391	$(89,855)

Weighted average shares outstanding of Class A common stock, basic and diluted	16,851,598	-	16,851,598	-
Basic and diluted net income per share, Class A common stock	$0.02	$-	$0.11	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	5,617,199	5,000,000	5,617,199	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.01)	$0.11	$(0.02)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,617,199	$421	$-	$(13,919,355)	$(13,918,934)
Net income	-	-	-	-	-	2,109,688	2,109,688
Balance - March 31, 2022 (unaudited)	-	-	5,617,199	421	-	(11,809,667)	(11,809,246)
Net income	-	-	-	-	-	427,703	427,703
Balance - June 30, 2022 (unaudited)	-	$-	5,617,199	$421	$-	$(11,381,964)	$(11,381,543)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)(2)	-	-	5,750,000	431	24,569	-	25,000
Net loss	-	-	-	-	-	(39,312)	(39,312)
Balance - March 31, 2021 (unaudited)	-	-	5,750,000	431	24,569	(39,312)	(14,312)
Net loss	-	-	-	-	-	(50,543)	(50,543)
Balance - June 30, 2021 (unaudited)	-	$-	5,750,000	$431	$24,569	$(89,855)	$(64,855)

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock (see Notes 4 and 7).

(2)	On April 30, 2021, the Company effected a 4:3 split of the Class B common stock, resulting in an aggregate of 5,750,000 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the stock split (see Notes 4 and 7).

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from February 5, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,537,391	$(89,855)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	-	215
Change in fair value of derivative warrant liabilities	(4,869,569)	-
Income from investments held in Trust Account	(158,598)	-
Changes in operating assets and liabilities:
Deferred tax asset	(705)	-
Prepaid expenses	158,485	-
Accounts payable	1,054	3,661
Accrued expenses	12,451	6,000
Due to related party	14,615	-
Franchise tax payable	(73,354)	79,639
Accrued liabilities	2,000,000	-
Net cash used in operating activities	(378,230)	(340)

Cash Flows from Investing Activities
Interest released from Trust Account	99,221	-
Net cash provided by investing activities	99,221	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	100,140
Offering costs paid	-	(99,800)
Net cash provided by financing activities	-	25,340

Net increase (decrease) in cash	(279,009)	25,000

Cash - beginning of the period	722,633	-
Cash - end of the period	$443,624	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$29,575
Offering costs included in accrued expenses	$-	$374,643

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $444,000 in its operating bank account and working capital of approximately $740,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance business operations and transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40 “Presentation of Financial Statements - Going Concern,” as of June 30, 2022, the Company has sufficient liquidity to meet its obligations for the next twelve months from the date of issuance of these condensed financial statements. The Company has determined that the Company may need access to funds from the Sponsor after that to fund the working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these condensed financial statements following this filing.

The Company has until July 20, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with management’s assessment of going concern considerations, in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 20, 2023.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021, is based on quoted market prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021, is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022, there was $705 of deferred tax assets related to the net operating losses. As of December 31, 2021, there was no deferred tax asset.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had losses for the period from February 5, 2021 (inception) through June 30, 2021. As such these shares were not included in the weighted average number as their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three months ended June 30,			For the six months ended June 30,		For the period from February 5, 2021 (inception) through June 30,
	2022		2021	2022		2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$320,777	$106,926	$(50,543)	$1,903,043	$634,348	$(89,855)

Denominator:
Basic and diluted weighted average common stock outstanding	16,851,598	5,617,199	5,000,000	16,851,598	5,617,199	5,000,000

Basic and diluted net income (loss) per common stock	$0.02	$0.02	$(0.01)	$0.11	$0.11	$(0.02)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On May 9, 2022, Ms. Alexi A. Wellman resigned from our Board effective immediately. Ms. Wellman transferred back to the Sponsor 8,334 shares of Class B common stock following her resignation and retained the remaining 8,333 shares of Class B common stock received upon the Company’s initial public offering.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company has an immaterial amount due to an affiliate of the Sponsor and had no borrowings under the Working Capital Loans.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of $19,995 and $5,380, as reflected in the accompanying condensed balance sheets is outstanding as of June 30, 2022 and December 31, 2021, respectively. These amounts are due on demand and are non-interest bearing.

Consulting Agreement

As contemplated in our Registration Statement, the Company entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with the Company’s search for a target business and completion of the Company’s initial business combination. The Company will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree, and either party may terminate this agreement upon thirty (30) days’ prior written notice to the other party. Shipyard is the managing member of the Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard. As of June 30, 2022 and December 31, 2021, the Company incurred approximately $3,793,000 and approximately $1,793,000, respectively, in expenses related to this agreement, which was included in accrued liabilities on the unaudited condensed balance sheets.

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

Note 6 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, in connection with the Initial Public Offering and over-allotment, the Company had 4,212,900 Public Warrants and 3,746,880 Private Placement Warrants outstanding.

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 16,851,598 Class A common stock outstanding, all of which were subject to possible redemption.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 16,851,598 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000075 per share. As of June 30, 2022 and December 31, 2021, 5,617,199 shares of Class B common stock were issued and outstanding with no shares subject to forfeiture (see Note 4).

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

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$168,590,341	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$1,316,531	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$1,188,136

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$168,530,964	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$3,875,025	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,499,211

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in September 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. There were no other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and the Private Placement Warrants have been estimated using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the quoted market price for such warrants and the fair value of the Private Placement Warrants continue to be estimated using the Black-Scholes option pricing model. For the three and six months ended June 30, 2022, the Company recognized gain on the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $1.5 million and $4.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

BILANDER ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.68	$9.73
Volatility	3.0% - 3.9%	5% - 15.2%
Term (years)	5.53	5.78
Risk-free rate	3.02%	1.33%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021	$3,499,211
Change in fair value of derivative warrant liabilities	(1,603,664)
Derivative liabilities at March 31, 2022 (unaudited)	1,895,547
Change in fair value of derivative warrant liabilities	(707,411)
Derivative liabilities at June 30, 2022 (unaudited)	$1,188,136

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

As of June 30, 2022, we had not commenced any operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), described below and subsequent to the Initial Public Offering, the search for a Business Combination target. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

At June 30, 2022, we had operating cash of approximately $444,000 and working capital of approximately $740,000.

Our liquidity needs up to June 30, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). We repaid the Note in full on July 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance business operations and transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of June 30, 2022, the Company has an immaterial amount due to an affiliate of the Sponsor and there were no amounts outstanding under any Working Capital Loan.

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

We have until July 20, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of approximately $428,000, which consisted of a non-cash gain of approximately $1.5 million for the change in fair value of derivative warrant liabilities, approximately $148,000 of income from investments held in the Trust Account, which was offset by approximately $1.2 million in general and administrative expenses and approximately $50,000 in franchise tax expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $51,000, which consisted of approximately $1,000 in general and administrative expenses and approximately $50,000 in franchise tax expense.

For the six months ended June 30, 2022, we had a net income of approximately $2.5 million, which consisted of a non-cash gain of approximately $4.9 million for the change in fair value of derivative warrant liabilities, approximately $159,000 of income from investments held in the Trust Account, which was offset by approximately $2.4 million in general and administrative expenses and approximately $100,000 in franchise tax expenses.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021, is based on quoted market prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021, is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In February 2021, our Sponsor purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. In February 2021, our Sponsor transferred 12,500 Founder Shares to each of Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman. On April 30, 2021, we effected a 4:3 split of the Founder Shares, resulting in an aggregate of 5,750,000 shares of Class B common stock, par value $0.000075, 5,683,332 shares of which were held by our Sponsor and 66,668 shares of which were held by our officers and directors. In May 2021, we nominated Mr. Janetschek as director and assigned him 16,667 shares of Class B common stock, which together resulted in our Sponsor holding 5,666,665 shares of Class B common stock and our officers and directors holding 83,335 shares of Class B common stock. The 83,335 Founder Shares held by our officers and directors were not subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 25% of our issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Units in the Initial Public Offering). The underwriters partially exercised their over-allotment option on August 9, 2021 and 132,801 Founder Shares were forfeited by the Sponsor accordingly. On May 9, 2022, in connection with Ms. Wellman’s resignation from our board of directors, she transferred back to our Sponsor 8,334 shares of Class B common stock

On July 20, 2021, our Sponsor purchased 3,500,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant (or $5.3 million in the aggregate), in a Private Placement that closed simultaneously with the closing of the Initial Public Offering. In connection with the partial exercise of the over-allotment option on August 9, 2021, the Sponsor purchased an additional 246,880 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, generating additional gross proceeds of $370,320 to us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 2022.

BILANDER ACQUISITION CORP.

By:	/s/ Scott W. Wagner
Name:	Scott W. Wagner
Title:	Chief Executive Officer (Principal Executive Officer)