Form 10-Q
period 2022-09-30
Bilander Acquisition Corp.
filed 2022-11-14
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, were issued and outstanding.

BILANDER ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BILANDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$319,915	$722,633
Prepaid expenses	318,836	586,960
Total current assets	638,751	1,309,593
Investments held in Trust Account	169,201,734	168,530,964
Total Assets	$169,840,485	$169,840,557

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$19,675	$-
Accrued expenses	65,000	76,000
Due to related party	23,608	5,380
Franchise tax payable	73,004	96,358
Income tax payable	137,669	-
Total current liabilities	318,956	177,738
Accrued liabilities	4,793,478	1,793,478
Deferred underwriting commissions	5,898,059	5,898,059
Derivative warrant liabilities	1,579,220	7,374,236
Total Liabilities	12,589,713	15,243,511

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 16,851,598 shares at $10.01 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	168,701,734	168,515,980

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,851,598 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,617,199 shares issued and outstanding at September 30, 2022 and December 31, 2021	421	421
Additional paid-in capital	-	-
Accumulated deficit	(11,451,383)	(13,919,355)
Total stockholders’ deficit	(11,450,962)	(13,918,934)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$169,840,485	$169,840,557

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 5, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$1,232,130	$935,927	$3,623,562	$946,143
Franchise tax expenses	50,000	50,000	150,050	129,639
Loss from operations	(1,282,130)	(985,927)	(3,773,612)	(1,075,782)
Other income (expenses):
Change in fair value of derivative warrant liabilities	925,447	(788,066)	5,795,016	(788,066)
Offering costs associated with derivative warrant liabilities	-	(240,974)	-	(240,974)
Gain from expiration of over-allotment option	-	16,852	-	16,852
Income from investments held in Trust Account	637,392	4,436	795,991	4,436
Total other income (expenses)	1,562,839	(1,007,752)	6,591,007	(1,007,752)
Income (loss) before provision for income taxes	280,709	(1,993,679)	2,817,395	(2,083,534)
Income tax expenses	(164,374)	-	(163,669)	-
Net income (loss)	$116,335	$(1,993,679)	$2,653,726	$(2,083,534)

Weighted average shares outstanding of Class A common stock, basic and diluted	16,851,598	12,968,855	16,851,598	5,142,822
Basic and diluted net income (loss) per share, Class A common stock	$0.01	$(0.11)	$0.12	$(0.20)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,617,199	5,355,560	5,617,199	5,140,998
Basic and diluted net income (loss) per share, Class B common stock	$0.01	$(0.11)	$0.12	$(0.20)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,617,199	$421	$-	$(13,919,355)	$(13,918,934)
Net income	-	-	-	-	-	2,109,688	2,109,688
Balance - March 31, 2022 (unaudited)	-	-	5,617,199	421	-	(11,809,667)	(11,809,246)
Net income	-	-	-	-	-	427,703	427,703
Balance - June 30, 2022 (unaudited)	-	-	5,617,199	421	-	(11,381,964)	(11,381,543)
Increase in redemption value of Class A common stock subject to possible redemption amount	-	-	-	-	-	(185,754)	(185,754)
Net income	-	-	-	-	-	116,335	116,335
Balance - September 30, 2022 (unaudited)	-	$-	5,617,199	$421	$-	$(11,451,383)	$(11,450,962)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
FEBRUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	431	24,569	-	25,000
Net loss	-	-	-	-	-	(39,312)	(39,312)
Balance - March 31, 2021 (unaudited)	-	-	5,750,000	431	24,569	(39,312)	(14,312)
Net loss	-	-	-	-	-	(50,543)	(50,543)
Balance - June 30, 2021 (unaudited)	-	-	5,750,000	431	24,569	(89,855)	(64,855)
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,187,286	-	2,187,286
Forfeiture of Class B common stock	-	-	(132,801)	(10)	10		-
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,211,865)	(11,358,118)	(13,569,983)
Net loss	-	-	-	-	-	(1,993,679)	(1,993,679)
Balance - September 30, 2021 (unaudited)	-	$-	5,617,199	$421	$-	$(13,441,652)	$(13,441,231)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from February 5, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$2,653,726	$(2,083,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	-	216
Change in fair value of derivative warrant liabilities	(5,795,016)	788,066
Gain from expiration of over-allotment option	-	(16,852)
Income from investments held in Trust Account	(795,991)	(4,436)
Offering costs associated with derivative warrant liabilities	-	240,974
Changes in operating assets and liabilities:
Prepaid expenses	268,124	(697,702)
Accounts payable	19,675	29,492
Accrued expenses	59,000	18,150
Due to related party	18,228	222
Franchise tax payable	(23,354)	129,639
Income tax payable	137,669	-
Accrued liabilities	3,000,000	793,478
Net cash used in operating activities	(457,939)	(802,287)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(168,515,980)
Interest released from Trust Account to pay taxes	125,221	-
Net cash provided by (used in) investing activities	125,221	(168,515,980)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	100,139
Repayment of note payable to related party	-	(100,355)
Proceeds received from initial public offering, gross	-	168,515,980
Proceeds received from private placement	-	5,620,320
Offering costs paid	(70,000)	(3,998,565)
Net cash provided by (used in) financing activities	(70,000)	170,162,519

Net increase (decrease) in cash	(402,718)	844,252

Cash - beginning of the period	722,633	-
Cash - end of the period	$319,915	$844,252

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$5,898,059

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $320,000 in its operating bank account and working capital of approximately $320,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance business operations and transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40 “Presentation of Financial Statements - Going Concern,” as of September 30, 2022, the Company has sufficient liquidity to meet its obligations for the next twelve months from the date of issuance of these condensed financial statements. The Company has determined that the Company may need access to funds from the Sponsor after that to fund the working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these condensed financial statements following this filing.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of (i) U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or (ii) investments in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021, is based on quoted market prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021, is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 16,851,598 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There was no valuation allowance at September 30, 2022.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had losses for the period from February 5, 2021 (inception) through September 30, 2021. As such these shares were not included in the weighted average number as their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three months ended September 30,				For the nine months ended September 30,		For the period from February 5, 2021 (inception) through September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$87,251	$29,084	$(1,410,999)	$(582,680)	$1,990,294	$663,431	$(1,041,952)	$(1,041,582)

Denominator:
Basic and diluted weighted average common stock outstanding	16,851,598	5,617,199	12,968,855	5,355,560	16,851,598	5,617,199	5,142,822	5,140,998

Basic and diluted net income (loss) per common stock	$0.01	$0.01	$(0.11)	$(0.11)	$0.12	$0.12	$(0.20)	$(0.20)

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company has an immaterial amount due to an affiliate of the Sponsor and had no borrowings under the Working Capital Loans.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of $23,608 and $5,380, as reflected in the accompanying condensed balance sheets is outstanding as of September 30, 2022 and December 31, 2021, respectively. These amounts are due on demand and are non-interest bearing.

Consulting Agreement

As contemplated in our Registration Statement, the Company entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with the Company’s search for a target business and completion of the Company’s initial business combination. The Company will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree, and either party may terminate this agreement upon thirty (30) days’ prior written notice to the other party. Shipyard is the managing member of the Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard. As of September 30, 2022 and December 31, 2021, the Company incurred approximately $4,793,000 and approximately $1,793,000, respectively, in expenses related to this agreement, which was included in accrued liabilities on the unaudited condensed balance sheets.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote, liquidation or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote, liquidation or otherwise will depend on a number of factors, including (i) further guidance by the Treasury, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension, liquidation or otherwise, (iii) in the case of redemptions in connection with a Business Combination, the structure of a Business Combination, and (iv) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination, extension vote, liquidation or otherwise). In addition, because it is still unclear whether the excise tax would be payable by the Company or possibly by the redeeming holder, the mechanics of payments, if any, of the excise tax have not been determined and no industry practices have yet been developed. Because of this uncertainty, the Company’s ability to complete a Business Combination could be impacted.

Note 6 - Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, in connection with the Initial Public Offering and over-allotment, the Company had 4,212,900 Public Warrants and 3,746,880 Private Placement Warrants outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 16,851,598 Class A common stock outstanding, all of which were subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$168,515,980
Less:
Fair value of Public Warrants at issuance	(3,827,481)
Fair value of over-allotment option liabilities	(16,852)
Offering costs allocated to Class A common stock subject to possible redemption	(9,725,650)
Plus:
Accretion on Class A common stock subject to possible redemption	13,569,983
Class A common stock subject to possible redemption, December 31, 2021	168,515,980
Increase in redemption value of Class A common stock subject to possible redemption	185,754
Class A common stock subject to possible redemption, September 30, 2022	$168,701,734

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 16,851,598 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000075 per share. As of September 30, 2022 and December 31, 2021, 5,617,199 shares of Class B common stock were issued and outstanding with no shares subject to forfeiture (see Note 4).

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

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$169,201,734	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$835,839	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$743,381

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$168,530,964	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$3,875,025	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,499,211

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in September 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022 and remained at Level 2 due to lack of trading activity on the day of measurement of September 30, 2022. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and the Private Placement Warrants have been estimated using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the quoted market price for such warrants and the fair value of the Private Placement Warrants continue to be estimated using the Black-Scholes option pricing model. For the three months ended September 30, 2022 and 2021, the Company recognized gain/(loss) on the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $0.9 million and ($0.8 million), respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and the period from February 5, 2021 (inception) through September 30, 2021, the Company recognized gain/(loss) on the unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $5.8 million and ($0.8 million), respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements input at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.71	$9.73
Volatility	2.0%	5% - 15.2%
Term (years)	N/A	5.78
Risk-free rate	4.02%	1.33%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021	$3,499,211
Change in fair value of derivative warrant liabilities	(1,603,664)
Derivative liabilities at March 31, 2022	1,895,547
Change in fair value of derivative warrant liabilities	(707,411)
Derivative liabilities at June 30, 2022	1,188,136
Change in fair value of derivative warrant liabilities	(444,755)
Derivative liabilities at September 30, 2022	$743,381

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

As of September 30, 2022, we had not commenced any operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), described below and subsequent to the Initial Public Offering, the search for a Business Combination target. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

At September 30, 2022, we had operating cash of approximately $320,000 and working capital of approximately $320,000.

Our liquidity needs up to September 30, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). We repaid the Note in full on July 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account. In addition, in order to finance business operations and transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2022, the Company has an immaterial amount due to an affiliate of the Sponsor and there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of approximately $116,000, which consisted of a non-cash gain of approximately $925,000 for the change in fair value of derivative warrant liabilities, approximately $637,000 of income from investments held in the Trust Account, which was offset by approximately $1.2 million in general and administrative expenses, approximately $50,000 in franchise tax expenses and approximately $164,000 in income tax expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $936,000 in general and administrative expenses, $50,000 in franchise tax expenses, a non-cash loss of approximately $788,000 for the change in fair value of derivative warrant liabilities, approximately $241,000 in offering costs associated with derivative warrant liabilities, partially offset by approximately $4,000 of income from investments held in the Trust Account and approximately $17,000 in gain from expiration of over-allotment option.

For the nine months ended September 30, 2022, we had a net income of approximately $2.7 million, which consisted of a non-cash gain of approximately $5.8 million for the change in fair value of derivative warrant liabilities, approximately $796,000 of income from investments held in the Trust Account, which was offset by approximately $3.6 million in general and administrative expenses, approximately $150,000 in franchise tax expenses and approximately $164,000 in income tax expenses.

For the period from February 5, 2021 (inception) through September 30, 2021, we had a net loss of approximately $2.1 million, which consisted of approximately $946,000 in general and administrative expenses, approximately $130,000 in franchise tax expenses, a non-cash loss of approximately $788,000 for a change in fair value of derivative liabilities, approximately $241,000 in offering costs associated with derivative warrant liabilities, partially offset by approximately $4,000 of income from investments held in the Trust Account and approximately $17,000 in gain from expiration of over-allotment option.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021, is based on quoted market prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021, is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2022 and those risk factors previously disclosed in our Registration Statement filed with the SEC, except as discussed below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our Class A common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded U.S. domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on the Nasdaq Capital Market, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our Class A common stock after December 31, 2022, including redemptions in connection with an initial Business Combination, unless an exemption is available. Issuances of securities in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, it is possible that the interest earned on the funds held in the Trust Account may not be used to pay for possible Excise Tax or any other fees or taxes that may be levied on us pursuant to any current, pending or future rules or laws, including without limitation any Excise Tax due under the IR Act on any redemptions or stock buybacks by us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

BILANDER ACQUISITION CORP.

By:	/s/ Scott W. Wagner
Name:	Scott W. Wagner
Title:	Chief Executive Officer (Principal Executive Officer)