Form 10-K
period 2022-12-31
Bilander Acquisition Corp.
filed 2023-03-31
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Stock Market LLC was $163,123,469. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2023, there were 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, of the registrant issued and outstanding.

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

True Wind Capital

True Wind Capital is a San Francisco-based private equity firm that is focused on investing in leading technology companies with a broad mandate including software, financial technology, industrial technology, healthcare IT, internet, semiconductors, and IT services. True Wind Capital is a value-added partner, providing support and expertise that is rooted in its teams’ 75+ years of collective investing experience. True Wind Capital currently has a team of 16 full-time investment professionals with deep technology investing expertise.

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

True Wind Capital is the platform used by TWC Tech Holdings II Corp. (“TWC Tech Holdings II”), a blank check company which raised an aggregate of $600.0 million in its initial public offering (including exercise of the over-allotment option) in September 2020. In connection with its initial public offering, TWC Tech Holdings II also entered into forward purchase agreements with several institutional accredited investors that provided for the aggregate purchase of at least $100,000,000 of Class A common stock at $10.00 per share. TWC Tech Holdings II completed a business combination in August 2021 with Cellebrite DI Ltd., a leading digital intelligence platform that helps government agencies and enterprises across the investigative lifecycle. Upon closing of the business combination, TWC Tech Holdings II was renamed Cellebrite and remains Nasdaq-listed under the ticker symbol “CLBT.”

True Wind Capital was also critical in launching Nebula Caravel Acquisition Corp. (“Nebula Caravel”), a newly formed blank check company that completed an aggregate of $275.0 million in its initial public offering (including the partial exercise of the over-allotment option) in December 2020. In connection with its initial public offering, Nebula Caravel also entered into forward purchase agreements with several institutional accredited investors (including an affiliate of True Wind Capital) that provided for the aggregate purchase of at least $100,000,000 of Class A common stock at $10.00 per share. Nebula Caravel completed a business combination in July 2021 with Rover, Inc., a leading online marketplace for pet care that connects pet parents with local, high-quality pet care providers. Upon closing of the business combination, Nebula Caravel was renamed Rover Group and remains Nasdaq-listed under the ticker symbol “ROVR.”

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

There has been a significant increase in the amount of capital available and deployed in private markets in recent years, not only from traditional venture capital firms but also other types of investors including hedge funds, mutual funds, and sovereign wealth funds. This has not only driven private technology company valuations higher but has resulted in them staying private longer as these companies now have greater access to growth capital and liquidity that the traditional IPO process has typically provided. However, we believe that there are significant benefits to companies from being publicly traded at a certain stage of their development. These include increased brand awareness and development, the ability to create acquisition currency to pursue inorganic growth, and increased access to capital markets. Although global macroeconomic conditions, including inflation and rising interest rates, may have adverse impact upon availability and deployment of new capital, we believe we are able to identify appropriate candidates suitable for a Business Combination.

We believe that combining with a blank check company, especially one with a management team with extensive technology investing experience, will inherently be an attractive mechanism to go public. Given the current volatility experienced in both the stock market and debt capital markets as a result of the adverse macroeconomic and market conditions, it has become increasingly difficult for high-quality businesses that want to go public to do so on favorable terms. First, a traditional IPO process is inherently an inefficient mechanism for price discovery as pricing and terms of an offering remain unknown until the day of pricing of the offering, resulting in uncertainty of proceeds and valuation. Second, the traditional IPO book-build process can result in allocation decisions that leave companies with sub-optimal or short-term focused investors that further drive volatility and hinder management’s ability to drive long-term stockholder value creation. Furthermore, the nature of the IPO process, including sizeable regulatory requirements and document drafting, selection of underwriters, and investor roadshows and engagements, serves as an expensive distraction to management from the day-to-day operations of their business. We believe blank check companies provide a transparent and efficient mechanism to go public due to their ability to finalize terms of a transaction with a target prior to public disclosure and provide companies with a stable base of long-term focused investors that have conducted significant due diligence. Our management’s previous involvement with Nebula and its combination with Open Lending (NASDAQ: LPRO), TWC Tech Holdings II and its combination with Cellebrite DI Ltd. (NASDAQ: CLBT) and Nebula Caravel and its combination with Rover, Inc. (NASDAQ:ROVR), and our management team’s collective 50+ years of technology investing experience, provides us with significant differentiation in looking for combination opportunities compared to other technology-focused blank check companies.

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

Our Management Team

Our management team is supported by True Wind Capital’s team of investment professionals who each have meaningful technology-related private equity and growth equity investing experience and possess extensive experience in corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting, and operations. Founded in 2015, True Wind Capital has completed 13 platform investments and 21 add-on acquisitions across a range of structures and types including leveraged buyouts, management buyouts, growth equity, PIPEs, public-take-privates, and carve-outs. We believe that True Wind Capital’s operating expertise, transaction experience, and relationships provide us with a substantial number of attractive potential business combination targets.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

We have entered into forward purchase agreements with the forward purchasers that provide for the aggregate purchase of at least $50,000,000 of Class A common stock at $10.00 per share, in a private placement that will close concurrently with the closing of our initial business combination. The forward purchasers’ commitments under the forward purchase agreements are subject to certain conditions as described herein. The obligations under the forward purchase agreements will not depend on whether any shares of Class A common stock are redeemed by our public stockholders. The forward purchasers will not receive any Class B common stock or warrants as part of the forward purchase agreements; these shares will be identical to the shares of Class A common stock included in the units sold in our initial public offering, except that the forward purchase shares will be subject to certain transfer restrictions and have certain registration rights, as described herein.

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

Simultaneously with the closing of the initial public offering, we consummated a private placement of 3,500,000 warrants at a price of $1.50 per private placement warrant to the sponsor, generating proceeds of approximately $5.3 million. In connection with the partial exercise of the over-allotment option on August 9, 2021, the sponsor purchased an additional 246,880 private placement warrants at a purchase price of $1.50 per private placement warrant, generating additional gross proceeds to us of $370,320.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was approximately $10.02 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is not liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.”

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the proceeds of the forward purchase shares being available to us;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following this offering; and

●	risks and uncertainties related to the technology and technology-enabled industries.

Additionally, we are supplementing in this Report with the following risk factors:

Economic downturns and adverse political and market conditions beyond our control could adversely negatively affect our business, financial condition and results of operations.

Our financial performance is subject to global and U.S. economic conditions. Economic recessions have had, and may continue to have, far reaching adverse consequences across industries, which may adversely affect our business and financial condition. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic, as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and caused changes in fiscal and monetary policy, including increased interest rates. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition, results of operations or prospects.

Furthermore, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in our Report.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our Class A common stock.

 On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded U.S. domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on the Nasdaq Capital Market, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our Class A common stock, including redemptions in connection with an initial Business Combination, unless an exemption is available. Issuances of securities in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain, but on December 27, 2022, the IRS published Notice 2023-2, which can be relied on by taxpayers unless and until future contrary guidance is issued, clarifying that the Excise Tax would not apply to us upon a liquidation. Except for franchise taxes and income taxes, it is possible that the interest earned on the funds held in the Trust Account may not be used to pay for possible Excise Tax or any other fees or taxes that may be levied on us pursuant to any current, pending or future rules or laws, including without limitation any Excise Tax due under the IR Act on any redemptions or stock buybacks by us.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our final prospectus as filed with the SEC on July 19, 2021 pursuant to Rule 424(b)(4) under the Securities Act relating to our Registration Statement on Form S-1.

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

Holders

On March 31, 2023, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 2 holders of record of our warrants.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

Of the $173,765,980 in proceeds we received from our initial public offering and the sale of the Private Placement Warrants, a total of $168,515,980, including $5,898,059 payable to the underwriter for deferred underwriting commissions, was placed in the Trust Account maintained by American Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in our final prospectus as filed with the SEC on July 19, 2021 pursuant to Rule 424(b)(4) under the Securities Act relating to our Registration Statement on Form S-1.

Item 6. Reserved.

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

As of December 31, 2022, we had not commenced any operations. All activity for the period from February 5, 2021 (inception) through December 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), described below and subsequent to the Initial Public Offering, the search for a Business Combination target. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In addition, on March 28, 2022, Mr. James H. Greene, Jr. and Mr. Brandon Van Buren resigned from our Board effective immediately and on May 9, 2022, Ms. Alexi A. Wellman resigned from our Board effective immediately. Neither of their resignations resulted from any disagreement with us concerning any matter relating to our operations, policies or practices.

Liquidity and Capital Resources

On December 31, 2022 we had operating cash of approximately $768,000 and working capital of approximately $512,000.

Our liquidity needs up to December 31, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). We repaid the Note in full on July 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the Trust Account, and the working capital reimbursements from the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of December 31, 2022 there were no amounts outstanding under any Working Capital Loan.

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

We have until July 20, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $2.5 million, which consisted of a non-cash gain of approximately $5.9 million for the change in fair value of derivative warrant liabilities, approximately $2.0 million of income from investments held in the Trust Account, which was offset by approximately $4.8 million in general and administrative expenses, approximately $200,000 in franchise tax expenses and approximately $461,000 in income tax expenses.

For the year ended December 31, 2021, we had a net loss of approximately $2.6 million, which consisted of approximately $2.1 million in general and administrative expenses, approximately $96,000 in franchise tax expenses, a non-cash loss of approximately $114,000 for the change in fair value of derivative warrant liabilities, approximately $241,000 in offering costs associated with derivative warrant liabilities, partially offset by approximately $15,000 of income from investments held in the Trust Account and approximately $17,000 of gain from expiration of over-allotment option.

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

Critical Accounting Estimates and Policies

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

Our valuation of its Public and Private Placement Warrants requires significant management estimates and judgments and is further described below.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. We have not experienced losses on these accounts. A material loss incurred or a lack of access to such funds could have an adverse impact on our financial conditions, results of operations, and cash flows.

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, we had no cash equivalents.

Investments Held in the Trust Account

Our portfolio of investments is comprised of (i) U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or (ii) investments in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model as of December 31, 2021. The fair value of the Public Warrants was used to determine the fair value of the Private Placement Warrants as of December 31, 2022. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 16,851,598 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. We have considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Scott W. Wagner	52	Chief Executive Officer and Director
Rufina A. Adams	42	Chief Financial Officer and Secretary
Nima Kelly	60	Compliance Officer and Director
William J. Janetschek	61	Director
Lee Kirkpatrick	62	Director
Darren Thompson	59	Director
Mindy F. Simon	46	Director

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

Nima Kelly has been our Compliance Officer since November 2021 and has served as one of our Directors since March 2022. Prior to joining us, Ms. Kelly was the Chief Legal Officer at GoDaddy Inc. (NYSE: GDDY), a publicly traded Internet domain registrar and web hosting company, from 2012 to 2021, where she managed GoDaddy Inc.’s IPO and transformation from an entrepreneur-led company to a private equity-controlled company and then to a fully independent public company. From 2002 to 2012, Ms. Kelly also served various roles at GoDaddy Inc., including Deputy General Counsel, Vice President of Corporate Administration, Vice President of Public Relations, Executive Producer & co-host of Radio GoDaddy, Vice President of Wild West Domains and Product Manager Domains by Proxy. She holds a B.A. in Political Science from Gettysburg College and a J.D. from the University of Pennsylvania Law School. Ms. Kelly is well-qualified to serve on the Board due to her extensive corporate, legal and publicly-listed company experience.

William J. Janetschek has served as one of our Directors since July 2021. Mr. Janetschek joined KKR in 1997 and retired in 2020 as a Partner and its Chief Financial Officer. Mr. Janetschek was also a member of KKR’s Balance Sheet Committee, Global Valuation Committee and Risk and Operations Committee. Prior to joining KKR, he was a Tax Partner at Deloitte & Touche LLP. Mr. Janetschek has served on the Board of Directors of Freedom Acquisition I. Corp. (NYSE: FACT), a special purpose acquisition company, since February 2021. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners, St. Brigid Catholic Church and St. John’s University, where he is the Chairman of the Board of Trustees. He holds a B.S. from St. John’s University and an M.S. from Pace University. Mr. Janetschek is well-qualified to serve on the Board due to his extensive corporate finance, accounting, tax, and publicly-listed company experience.

Lee Kirkpatrick has served as one of our Directors since July 2021. Mr. Kirkpatrick, age 62, is the founder of Kirkpatrick Capital & Advisory, an advisory firm providing consulting services to technology companies since March 2019. Mr. Kirkpatrick served as the Chief Financial Officer of Twilio Inc. (NYSE: TWLO), a cloud communications platform service provider, from May 2012 to December 2018. From November 2010 to December 2011, Mr. Kirkpatrick served as Chief Financial Officer of SAY Media, Inc., a digital media and advertising firm formed by the combination of VideoEgg, Inc. and SixApart, Ltd. From January 2007 to November 2010, Mr. Kirkpatrick served as Chief Operating Officer and Chief Financial Officer of VideoEgg, Inc., an online advertising network. From April 2000 to December 2006, Mr. Kirkpatrick served in several roles at Ofoto Inc., an online photography service, which was acquired by Eastman Kodak Company in 2001 and later renamed the Kodak Imaging Network, including as Chief Operating Officer and Chief Financial Officer. From March 1998 to March 2000, Mr. Kirkpatrick served as Chief Financial Officer of iOwn, Inc., an online real estate services website, which was acquired by CitiMortgage, Inc. in 2001. From March 1997 to February 1998, Mr. Kirkpatrick served as Chief Financial Officer of HyperParallel, Inc., a data mining software company, which was acquired by Yahoo! Inc. in 1998. From August 1988 to February 1997, Mr. Kirkpatrick served in several roles at Reuters Group PLC, a financial information and news service company, including as Manager of Special Projects, District Finance Manager and Director of Finance and Operations. Mr. Kirkpatrick holds a B.S. in Business Administration from the University of Southern California and an M.B.A. from Columbia University. Mr. Kirkpatrick is well-qualified to serve on the Board due to his extensive corporate finance, technology industry, and publicly-listed company experience.

Darren Thompson has served as one of our Directors since July 2021. He has more than 25 years of executive leadership experience in the financial services and real estate industries. Mr. Thompson served as a director and member of the audit committee of TWC Tech Holdings II Corp. (NASDAQ: TWCT) and Nebula Caravel Acquisition Corp. (NASDAQ:NEBC), each of which a special purpose acquisition company, from 2020 to 2021. Since 2018, Mr. Thompson has been the Chief Financial Officer of Bowery Farming, a tech-enabled indoor vertical farming company. In July of 2021, Mr. Thompson joined the board of Farmers Business Network, a private company focused on agricultural market analytics. From 2016 to 2017, Mr. Thompson was the President of Spruce Finance, a technology-enabled consumer finance company serving the energy efficiency and solar marketplace. From 2015 to 2016, Mr. Thompson was formerly the Chief Financial Officer and Executive Vice President of Strategy for B2R Finance and Lending.com, both Blackstone-owned real estate lending companies. From 2011 to 2015, he was also an advisory partner to RailField Realty Partners LLC, an apartment investment and asset management company. Prior to this, Mr. Thompson was President of Avenue Mortgage Corp., the real estate investment subsidiary of Avenue Capital Group, a New York-based fixed-income hedge fund. He formerly served as a trustee and Audit Committee chairman for Avenue Capital Group’s public credit mutual funds. He also served as a director and Audit Committee chairman for Boulevard Acquisition Corp. (NASDAQ: BLVD), a special-purpose acquisition company that consummated its initial public offering in 2014 and its initial business combination in 2015, acquiring AgroFresh, The Dow Chemical Company’s post-harvest specialty chemical business; Mr. Thompson resigned from his position as a director in connection with the consummation of the initial business combination. Mr. Thompson served as a regional judge for the White House Fellows Program and is a former member of the governing board of the Robert Toigo Foundation (which seeks to promote diversity in the financial services industry). Mr. Thompson graduated from Harvard College with honors in biochemistry and has an M.B.A. from Harvard Business School. Mr. Thompson is well qualified to serve on our Board of Directors because of his private investment advisory experience, his business experience in operating companies in finance and technology, and his board experience with public and private companies.

Mindy F. Simon has served as one of our Directors since March 2022 and she currently serves as Global Chief Operating Officer at Aon PLC (NYSE: AON), a global insurance and risk mitigation services firm. Prior to Aon, she served as the Chief Information Officer of Conagra Brands, Inc. (NYSE: CAG), one of North America’s largest packaged food companies, from 2017 until late 2022. At Conagra Brands, Inc., Ms. Simon led enterprise-wide technology and shared services and oversaw cybersecurity strategy, risk mitigation, technology strategy and architecture, shared services strategy. From 2008 to 2017, Ms. Simon held several positions at Conagra Brands, Inc., including Vice President of Information Technology and Vice President of Global Business Services. She holds a B.S. in Agriculture Economics from University of Nebraska and an MBA from Creighton University. Ms. Simon is well-qualified to serve on the Board due to her extensive corporate, technology and publicly-listed company experience.

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

Number and Terms of Office of Officers and Directors

Our Board consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Kirkpatrick and Janetschek will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Simon and Mr. Thompson, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Wagner and Ms. Kelly, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are required to hold an annual meeting before the end of 2023, and we may not hold such annual meeting before our mandatory liquidation and subsequent dissolution if a Business Combination is not consummated by July 20, 2023.

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

Audit Committee

We have established an audit committee of the Board. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Mr. Janetschek, Mr. Kirkpatrick, Mr. Thompson and Ms. Simon, and Mr. Kirkpatrick serves as chairman of the audit committee.

Each member of the audit committee is financially literate, and our Board has determined that Mr. Thompson qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the Board. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Mr. Kirkpatrick, Mr. Janetschek and Ms. Simon.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Janetschek, Kirkpatrick and Thompson. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned(2)	% of Class
Bilander Holdings, LLC(3)			5,542,198	98.7%
Rufina Adams			—	—
Nima Kelly			—	—
Scott W. Wagner			16,667	*
Lee Kirkpatrick			16,667	*
William J. Janetschek			16,667	*
Darren Thompson			16,667	*
Mindy F. Simon			—	—
All executive officers and directors as a group (7 individuals)			66,668	1.2%
UBS O’Connor LLC (5)	1,149,136	6.8%
Citadel Advisors LLC(6)	1,212,037	7.2%
Cantor Fitzgerald Securities(7)	1,148,423	6.8%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Bilander Acquisition Corp., Four Embarcadero Center, Suite 2100, San Francisco, CA 94111.

(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock in three tranches after our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights as described in the prospectus for our initial public offering, (i) when certain triggering events based on our shares of Class A common stock trading at $12.00, $15.00 and $18.00 per share for any 20 trading days within a 30-trading day period commencing any time after the completion of our initial business combination or (ii) upon specified strategic transactions, in each case prior to the ten year anniversary of our initial business combination, and as described in the section entitled “Description of Securities” of the prospectus for our initial public offering. Notwithstanding the foregoing, all shares of Class B common stock that are issued and outstanding on the ten year anniversary of our initial business combination will be automatically forfeited for no consideration.

(3)	Bilander Holdings, LLC is the record holder of the shares reported herein. Shipyard is the managing member of Bilander Holdings, LLC. Shipyard Advisors GP, LLC is the general partner of Shipyard As the managing members of Shipyard Advisors GP, LLC, Mr. Greene and Mr. Clammer may be deemed to have or share beneficial ownership of the Class B common stock held directly by Bilander Holdings, LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

On May 9, 2022, Ms. Alexi A. Wellman resigned from our Board effective immediately. Ms. Wellman transferred back to the Sponsor 8,334 shares of Class B common stock following her resignation and retained the remaining 8,333 shares of Class B common stock received upon the Company’s initial public offering.

(5)

According to Schedule 13G filed with the SEC on February 13, 2023 by UBS O’Connor LLC, with address at One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606, UBS O’Connor LLC owns 1,149,136 shares of Class A common stock.

(6)

According to Schedule 13G filed with the SEC on February 14, 2023 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin with respect to shares of Class A common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. The address of each of these entities and individual is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CAH and CGP may be deemed to beneficially own 1,210,041 shares of Class A common stock. Each of Citadel Securities, CALC4 and CSGP may be deemed to beneficially own 1,996 shares of Class A common stock. Mr. Griffin may be deemed to beneficially own 1,212,037 shares of Class A common stock.

(7)

According to Schedule 13G filed with the SEC on February 14, 2023 by (1) Cantor Fitzgerald Securities (“CFS”), a New York general partnership, (2) Cantor Fitzgerald, L.P. (“Cantor”), a Delaware limited partnership, (3) CF Group Management, Inc. (“CFGM”), a New York corporation and (4) Mr. Lutnick, a United States citizen with respect to shares of Class A common stock owned by CFS. CFGM is the managing general partner of Cantor and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have an aggregate beneficial ownership of 1,148,423 shares of Class A common stock securities directly held by CFS.

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

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

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

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of $28,216 and $5,380, as reflected in the accompanying balance sheets is outstanding as of December 31, 2022 and 2021, respectively. These amounts are due on demand and are non-interest bearing.

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

As contemplated in our Registration Statement, we entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with our search for a target business and completion of our initial business combination. We will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree, and either party may terminate this agreement upon thirty (30) days’ prior written notice to the other party. Shipyard is the managing member of the sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard. As of December 31, 2022 and 2021, we incurred approximately $5,793,000 and $1,793,000, respectively, in expenses related to this agreement, which was included in accrued liabilities on the balance sheets.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Janetschek, Kirkpatrick, Thompson and Ms. Simon are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed and to be billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 totaled approximately $79,250 and $147,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

Tax Fees. The aggregate fees billed and to be billed by Withum are approximately $7,800 and $7,100, respectively, for tax fees for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on July 20, 2021.
3.2	Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 with the SEC on February 23, 2021.
4.1	Warrant Agreement, dated July 15, 2021 by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent., incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on July 20, 2021.
4.2	Description of Securities, incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K with the SEC on March 31, 2022.
10.1	Letter Agreement, dated July 15, 2021, by and among the Company, its officers, its directors and the sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on July 20, 2021.
10.2	Investment Management Trust Agreement, dated July 15, 2021, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on July 20, 2021.
10.3	Registration Rights Agreement, dated July 15, 2021, by and among the Company and certain security holders, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on July 20, 2021.
10.4	Private Placement Warrants Purchase Agreement, dated July 15, 2021, by and between the Company and the sponsor, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on July 20, 2021.
10.5	Promissory Note, dated February 11, 2021, issued to the sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 with the SEC on February 23, 2021.
10.6	Securities Subscription Agreement, dated February 11, 2021, between the Company and the sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 with the SEC on February 23, 2021.
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A with the SEC on March 26, 2021.
10.8	Form of Forward Purchase Agreement between the Company and the party listed on the signature page thereto, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A with the SEC on July 7, 2021.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

BILANDER ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page No.

Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bilander Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bilander Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

PCAOB ID Number 100

BILANDER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$767,507	$722,633
Prepaid expenses	208,399	586,960
Total current assets	975,906	1,309,593
Investments held in Trust Account	169,700,386	168,530,964
Total Assets	$170,676,292	$169,840,557

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$85,972	$-
Accrued expenses	-	76,000
Due to related party	28,216	5,380
Franchise tax payable	123,004	96,358
Income tax payable	226,840	-
Total current liabilities	464,032	177,738
Accrued liabilities	5,793,478	1,793,478
Deferred underwriting commissions	5,898,059	5,898,059
Derivative warrant liabilities	1,432,760	7,374,236
Total Liabilities	13,588,329	15,243,511

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 16,851,598 shares at $10.02 and $10.00 per share redemption value at December 31, 2022 and 2021, respectively	168,775,558	168,515,980

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,851,598 shares subject to possible redemption) at December 31, 2022 and 2021	-	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,617,199 shares issued and outstanding at December 31, 2022 and 2021	421	421
Additional paid-in capital	-	-
Accumulated deficit	(11,688,016)	(13,919,355)
Total stockholders’ deficit	(11,687,595)	(13,918,934)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$170,676,292	$169,840,557

The accompanying notes are an integral part of these financial statements.

BILANDER ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the period from February 5, 2021 (inception) through December 31, 2021
General and administrative expenses	$4,791,512	$2,142,020
Franchise tax expenses	200,050	96,358
Loss from operations	(4,991,562)	(2,238,378)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,941,476	(113,721)
Offering costs associated with derivative warrant liabilities	-	(240,974)
Gain from expiration of over-allotment option	-	16,852
Income from investments held in Trust Account	2,001,643	14,984
Total other income (expenses)	7,943,119	(322,859)
Income (loss) before provision for income taxes	2,951,557	(2,561,237)
Provision for income taxes	460,640	-
Net income (loss)	$2,490,917	$(2,561,237)

Weighted average shares outstanding of Class A common stock, basic and diluted	16,851,598	8,313,581
Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(0.19)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,617,199	5,180,284
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.19)

The accompanying notes are an integral part of these financial statements.

BILANDER ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)(2)	-	-	5,750,000	431	24,569	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,187,286	-	2,187,286
Forfeiture of Class B common stock	-	-	(132,801)	(10)	10	-	-
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,211,865)	(11,358,118)	(13,569,983)
Net loss	-	-	-	-	-	(2,561,237)	(2,561,237)
Balance - December 31, 2021	-	-	5,617,199	421	-	(13,919,355)	(13,918,934)
Increase in redemption value of Class A common stock subject to possible redemption amount	-	-	-	-	-	(259,578)	(259,578)
Net income	-	-	-	-	-	2,490,917	2,490,917
Balance - December 31, 2022	-	$-	5,617,199	$421	$-	$(11,688,016)	$(11,687,595)

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock (Notes 4 and 7).

(2)	On April 30, 2021, the Company effected a 4:3 split of the Class B common stock, resulting in an aggregate of 5,750,000 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the stock split (Note 4 and 7).

The accompanying notes are an integral part of these financial statements.

BILANDER ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from February 5, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,490,917	$(2,561,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	-	216
Change in fair value of derivative warrant liabilities	(5,941,476)	113,721
Gain from expiration of over-allotment option	-	(16,852)
Income from investments held in Trust Account	(2,001,643)	(14,984)
Offering costs associated with derivative warrant liabilities	-	240,974
Changes in operating assets and liabilities:
Prepaid expenses	378,561	(586,960)
Accounts payable	85,972	-
Accrued expenses	(6,000)	6,000
Due to related party	22,836	5,380
Franchise tax payable	26,646	96,358
Income tax payable	226,840	-
Accrued liabilities	4,000,000	1,793,478
Net cash used in operating activities	(717,347)	(923,906)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(168,515,980)
Interest released from Trust Account	832,221	-
Net cash provided by (used in) investing activities	832,221	(168,515,980)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	100,139
Repayment of note payable to related party	-	(100,355)
Proceeds received from initial public offering, gross	-	168,515,980
Proceeds received from private placement	-	5,620,320
Offering costs paid	(70,000)	(3,998,565)
Net cash provided by (used in) financing activities	(70,000)	170,162,519

Net increase in cash	44,874	722,633

Cash - beginning of the period	722,633	-
Cash - end of the period	$767,507	$722,633

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$5,898,059

Supplemental cash flow information:
Cash paid for taxes	$233,000	$-

The accompanying notes are an integral part of these financial statements.

BILANDER ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations in its statements of operations due to changes in the fair value of its derivative warrant liabilities.

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

Upon the closing of the Initial Public Offering, the over-allotment and the Private Placement, $168.5 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions that the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Company’s Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such Public Stockholder or any other person with whom such Public Stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or July 20, 2023, (or 27 months from the closing of the Initial Public Offering, or October 20, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $500,000, and/or to pay for the Company’s taxes (“permitted withdrawals”) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had approximately $768,000 in its operating bank account and working capital of approximately $512,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the Trust Account, and the working capital reimbursements from the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of December 31, 2022 and 2021, the Company had sufficient liquidity to meet its obligations for the next twelve months from the date of issuance of these financial statements. However, the Company has determined that the Company may need access to funds from the Sponsor after that to fund the working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these financial statements following this filing.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

The Company’s valuation of its Public and Private Placement Warrants requires significant management estimates and judgments and is further described below.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts. A material loss incurred or a lack of access to such funds could have an adverse impact on the Company’s financial conditions, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of (i) U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or (ii) investments in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued Public Warrants (as defined below in Note 3) and Private Placement Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative liabilities related to the warrants will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 7,250,000 warrants issued in connection with the Initial Public Offering and the Private Placement (including the 3,750,000 Public Warrants, as defined in Note 4, included in the Units and the 3,500,000 Private Placement Warrants) were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Monte Carlo simulation and Black-Scholes option pricing model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model as of December 31, 2021. The fair value of the Public Warrants was used to determine the fair value of the Private Placement Warrants as of December 31, 2022. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model as of December 31, 2021. The fair value of the Public Warrants was used to determine the fair value of the Private Placement Warrants as of December 31, 2022. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering and Over-Allotment

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering and over-allotment that were directly related to the Initial Public Offering and over-allotment. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering and over-allotment based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and over-allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 16,851,598 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Earnings per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B common stock shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had losses for the period from February 5, 2021 (inception) through December 31, 2021. As such, these shares were not included in the weighted average number as their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the year ended December 31, 2022		For the period from February 5, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$1,868,188	$622,729	$(1,577,980)	$(983,257)

Denominator:
Basic and diluted weighted average common stock outstanding	16,851,598	5,617,199	8,313,581	5,180,284
Basic and diluted net income (loss) per common stock	$0.11	$0.11	$(0.19)	$(0.19)

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

Note 4 - Related Party Transactions

Founder Shares

On February 11, 2021, the Sponsor purchased 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate purchase price of $25,000. In February 2021, the Sponsor transferred 12,500 Founder Shares to each of Messrs. Kirkpatrick, Wagner and Thompson and Ms. Wellman. On April 30, 2021, the Company effected a 4:3 split of the Founder Shares, resulting in an aggregate of 5,750,000 Founder Shares, par value $0.000075, 5,683,332 shares of which were held by the Sponsor and 66,668 shares of which were held by the officers and directors. All share and per share amounts have been retroactively restated. In May 2021, the Company nominated Mr. Janetschek as director and assigned him 16,667 Founder Shares, which together resulted in the Sponsor holding 5,666,665 Founder Shares and the officers and directors holding 83,335 Founder Shares. The 83,335 Founder Shares held by the officers and directors would not have been subject to forfeiture in the event the underwriters’ over-allotment option were not exercised. The Initial Stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, such that the Founder Shares will represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,851,598 Units. Subsequently, the Sponsor forfeited 132,801 shares of Class B common stock.

On May 9, 2022, Ms. Alexi A. Wellman resigned from the Company’s Board of Directors effective immediately. Ms. Wellman transferred back to the Sponsor 8,334 shares of Class B common stock following her resignation and retained the remaining 8,333 shares of Class B common stock received upon the Company’s initial public offering.

The Founder Shares will automatically convert into Class A common stock after the initial Business Combination (i) when certain triggering events based on the shares of Class A common stock trading at $12.00, $15.00 and $18.00 per share for any 20 trading days within a 30-trading day period commencing any time after the completion of the initial Business Combination or (ii) upon specified strategic transactions, in each case prior to the ten year anniversary of the initial Business Combination, and as further described in the final prospectus filed with the SEC on July 19, 2021.

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

Related Party Loans

On February 11, 2021, the Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $100,000 under the Note, and it was repaid in full on July 20, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company has an immaterial amount due to an affiliate of the Sponsor and had no borrowings under the Working Capital Loans.

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of $28,216 and $5,380, as reflected in the accompanying balance sheets, is outstanding as of December 31, 2022 and 2021, respectively. These amounts are due on demand and are non-interest bearing.

Consulting Agreement

As contemplated in the Registration Statement, the Company entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with the Company’s search for a target business and completion of the Company’s initial business combination. The Company will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree, and either party may terminate this agreement upon thirty (30) days’ prior written notice to the other party. Shipyard is the managing member of the Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard. As of December 31, 2022 and 2021, the Company incurred approximately $5,793,000 and approximately $1,793,000, respectively, in expenses related to this agreement, which are included in accrued liabilities on the balance sheets.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations. The Notice excluded the distributions from a complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

Note 6 - Derivative Warrant Liabilities

As of December 31, 2022 and 2021, in connection with the Initial Public Offering and over-allotment, the Company had 4,212,900 Public Warrants and 3,746,880 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 16,851,598 shares of Class A common stock outstanding, all of which were subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$168,515,980
Less:
Fair value of Public Warrants at issuance	(3,827,481)
Fair value of over-allotment option liabilities	(16,852)
Offering costs allocated to Class A common stock subject to possible redemption	(9,725,650)
Plus:
Accretion on Class A common stock subject to possible redemption amount	13,569,983
Class A common stock subject to possible redemption, December 31, 2021	168,515,980
Increase in redemption value of Class A common stock subject to possible redemption amount	259,578
Class A common stock subject to possible redemption, December 31, 2022	$168,775,558

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 16,851,598 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000075 per share. As of December 31, 2022 and 2021, 5,617,199 shares of Class B common stock were issued and outstanding with no shares subject to forfeiture (see Note 4).

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

The shares of Class B common stock, divided into three tranches equal to 40%, 40% and 20% of the shares of Class B common stock outstanding upon the completion of this offering, will automatically convert into shares of Class A common stock on a one-for-one basis (subject to adjustment as provided herein) after the initial Business Combination when the triggering event corresponding to each such tranche based on the shares trading at $12.00, $15.00 or $18.00 per share for any 20 trading days within a 30-trading day period occurs prior to the ten year anniversary of the initial Business Combination. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of each tranche of Class B common stock will equal, in the aggregate, on an as-converted basis, at a “conversion ratio” of 10%, 10% or 5% (based on varying price triggers as discussed in more detail below) of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (including the forward purchase shares), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination in consideration for such seller’s interest in the Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

Note 9 - Income Taxes

The income tax provision consists of the following:

	For the year ended December 31, 2022	For the period from February 5, 2021 (inception) through December 31, 2021
Current
Federal	$477,729	$(17,089)
State	-	-
Deferred
Federal	(1,429,787)	(449,824)
State	-	-
Change in valuation allowance	1,412,698	466,913
Income tax provision	$460,640	$-

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/organization costs	$1,879,611	$449,824
Net operating loss carryforwards	-	17,089
Total deferred tax assets	1,879,611	466,913
Valuation allowance	(1,879,611)	(466,913)
Deferred tax assets, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) to December 31, 2021, the valuation allowance was $1,412,698 and $466,913, respectively. As of December 31, 2022 and 2021, the Company had $-0- and $17,089, respectively, in net operating loss carryovers to offset future taxable income.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the year ended December 31, 2022	For the period from February 5, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(42.3)%	(0.9)%
Offering costs associated with derivative warrant liabilities	0.0%	(2.0)%
Gain from expiration of over-allotment option	0.0%	0.1%
Change in valuation allowance	47.9%	(18.2)%
Income tax expense	26.6%	0.0%

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$169,700,386	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$758,322	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$674,438	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$168,530,964	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$3,875,025	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$3,499,211

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in September 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. As of December 31, 2022, the estimated fair value of the Public Warrants was transferred back to a Level 1 measurement due to adequate trading activity. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in December 2022, as the Black-Scholes model used historically did not produce a meaningful result, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 for the period from February 5, 2021 (inception) through December 31, 2022.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and the Private Placement Warrants have been estimated using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model as of December 31, 2021. The fair value of the Public Warrants was used to determine the fair value of the Private Placement Warrants as of December 31, 2022. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, the Company recognized a gain (loss) on the statements of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $5.9 million and $(0.1) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding input for Level 3 fair value measurements at their measurement dates:

As of December 31, 2021
Exercise price	$11.50
Stock price	$9.73
Volatility	5% - 15.2%
Term (years)	5.78
Risk-free rate	1.33%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative liabilities at December 31, 2021	$3,499,211
Change in fair value of derivative warrant liabilities	(2,755,830)
Transfer of Private Warrants to Level 2	(743,381)
Derivative liabilities at December 31, 2022	$-

Derivative liabilities at February 5, 2021 (inception)	$-
Issuance of Public and Private Warrants	7,260,515
Over-allotment option	95,175
Transfer of Public Warrants to Level 1	(3,827,481)
Exercise of over-allotment option	(78,323)
Gain from expiration of over-allotment option	(16,852)
Change in fair value of derivative warrant liabilities	66,177
Derivative liabilities at December 31, 2021	$3,499,211

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment to or disclosure in the financial statements.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As of March 10, 2023, the Company held its operating cash deposits at SVB in the amount of approximately $575,000. On March 12, 2023, the U.S. Department of the Treasury, Board of Governors of the Federal Reserve System, and the FDIC made joint announcements that all depositors of SVB will have access to the full amount of their deposits – insured and uninsured. Since March 13, 2023, the Company has had access to the funds held in, and has been able to make vendor payments out of, the operating account at SVB. None of the Company’s trust account deposits are held at SVB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	Bilander Acquisition Corp.

	By:	/s/ Scott W. Wagner
		Name:	Scott W. Wagner
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on March 31, 2023.

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