Form 10-Q
period 2023-03-31
Bilander Acquisition Corp.
filed 2023-05-15
CIK 1845618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 16,851,598 shares of Class A common stock, par value $0.0001 per share, and 5,617,199 shares of Class B common stock, par value $0.000075 per share, were issued and outstanding.

BILANDER ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BILANDER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$563,667	$767,507
Prepaid expenses	166,259	208,399
Total current assets	729,926	975,906

Investments held in Trust Account	171,284,728	169,700,386
Total Assets	$172,014,654	$170,676,292

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$35,672	$85,972
Due to related party	27,416	28,216
Franchise tax payable	50,000	123,004
Income tax payable	666,318	226,840
Total current liabilities	779,406	464,032

Accrued liabilities	6,793,478	5,793,478
Deferred underwriting commissions	5,898,059	5,898,059
Derivative warrant liabilities	1,114,369	1,432,760
Total Liabilities	14,585,312	13,588,329

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 16,851,598 shares at approximately $10.09 and $10.02 per share redemption value at March 31, 2023 and December 31, 2022, respectively	169,993,425	168,775,558

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 16,851,598 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	-	-
Class B common stock, $0.000075 par value; 20,000,000 shares authorized; 5,617,199 shares issued and outstanding at March 31, 2023 and December 31, 2022	421	421
Additional paid-in capital	-	-
Accumulated deficit	(12,564,504)	(11,688,016)
Total stockholders’ deficit	(12,564,083)	(11,687,595)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$172,014,654	$170,676,292

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,194,880	$1,222,938
Franchise tax expenses	50,000	50,050
Loss from operations	(1,244,880)	(1,272,988)

Other income:
Change in fair value of derivative warrant liabilities	318,391	3,372,239
Income from investments held in Trust Account	1,707,346	10,437
Total other income	2,025,737	3,382,676

Income before provision for income taxes	780,857	2,109,688
Provision for income taxes	439,478	-
Net income	$341,379	$2,109,688

Weighted average shares outstanding of Class A common stock, basic and diluted	16,851,598	16,851,598
Basic and diluted net income per share, Class A common stock	$0.02	$0.09
Weighted average shares outstanding of Class B common stock, basic and diluted	5,617,199	5,617,199
Basic and diluted net income per share, Class B common stock	$0.02	$0.09

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	-	$-	5,617,199	$421	$-	$(11,688,016)	$(11,687,595)
Increase in redemption value of Class A common stock subject to possible redemption amount	-	-	-	-	-	(1,217,867)	(1,217,867)
Net income	-	-	-	-	-	341,379	341,379
Balance - March 31, 2023 (unaudited)	-	$-	5,617,199	$421	$-	$(12,564,504)	$(12,564,083)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,617,199	$421	$-	$(13,919,355)	$(13,918,934)
Net income	-	-	-	-	-	2,109,688	2,109,688
Balance - March 31, 2022 (Unaudited)	-	$-	5,617,199	$421	$-	$(11,809,667)	$(11,809,246)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

BILANDER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$341,379	$2,109,688
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(318,391)	(3,372,239)
Income from investments held in Trust Account	(1,707,346)	(10,437)
Changes in operating assets and liabilities:
Prepaid expenses	42,140	49,811
Accounts payable	(50,300)	35,760
Accrued expenses	-	9,000
Due to related party	(800)	7,244
Franchise tax payable	(73,004)	(46,308)
Income tax payable	439,478	-
Accrued liabilities	1,000,000	1,000,000
Net cash used in operating activities	(326,844)	(217,481)

Cash Flows from Investing Activities
Interest released from Trust Account	123,004	22,175
Net cash provided by investing activities	123,004	22,175

Net decrease in cash	(203,840)	(195,306)
Cash - beginning of the period	767,507	722,633
Cash - end of the period	$563,667	$527,327

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations in its statements of operations due to changes in the fair value of its derivative warrant liabilities.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As of March 10, 2023, the Company held its operating cash deposits at SVB in the amount of approximately $575,000. On March 12, 2023, the U.S. Department of the Treasury, Board of Governors of the Federal Reserve System, and the FDIC made joint announcements that all depositors of SVB will have access to the full amount of their deposits – insured and uninsured. Since March 13, 2023, the Company has had access to the funds held in and has been able to make vendor payments out of, the operating account at SVB. None of the Company’s trust account deposits are held at SVB.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $564,000 in its operating bank account and working capital deficit of approximately $49,000. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). The Company repaid the Note in full on July 20, 2021 in connection with the Initial Public Offering, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the Trust Account, and the working capital reimbursements from the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” as of March 31, 2023 and December 31, 2022, the Company had sufficient liquidity to meet its obligations for the next twelve months from the date of issuance of these unaudited condensed financial statements. However, the Company has determined that the Company may need access to funds from the Sponsor after that to fund the working capital needs until the earlier of the consummation of an Initial Business Combination or a minimum one year from the date of issuance of these unaudited condensed financial statements following this filing.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2023.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of (i) U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or (ii) investments in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The 7,250,000 warrants issued in connection with the Initial Public Offering and the Private Placement (including the 3,750,000 Public Warrants, as defined in Note 4, included in the Units and the 3,500,000 Private Placement Warrants) were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants are estimated using Monte Carlo simulation and Black-Scholes option pricing model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model as of December 31, 2021. The fair value of the Public Warrants was used to determine the fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such warrants. The fair value of the Public Warrants was used to determine the fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 7,959,780 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$256,034	$85,345	$1,582,266	$527,422

Denominator:
Basic and diluted weighted average common stock outstanding	16,851,598	5,617,199	16,851,598	5,617,199

Basic and diluted net income per common stock	$0.02	$0.02	$0.09	$0.09

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company has amounts due to an affiliate of the Sponsor for $27,416 and $28,216, respectively, and has no borrowings under the Working Capital Loans.

Due to Related Party

An affiliate of the Company paid general and administrative expenses on behalf of the Company. An aggregate of $27,416 and $28,216, as reflected in the accompanying condensed balance sheets, is outstanding as of March 31, 2023 and December 31, 2022, respectively. These amounts are due on demand and are non-interest bearing.

Consulting Agreement

As contemplated in the Registration Statement, the Company entered into a Consulting Agreement with Shipyard Advisors, L.P. (“Shipyard”), dated as of August 28, 2021, pursuant to which Shipyard will provide consulting services in connection with the Company’s search for a target business and completion of the Company’s initial business combination. The Company will pay Shipyard $1,000,000 per fiscal quarter payable from July 20, 2021 until the earlier of the closing of a Business Combination and July 20, 2023. The payment is deferred until the closing of a Business Combination or such other date as the parties mutually agree, and either party may terminate this agreement upon thirty (30) days’ prior written notice to the other party. Shipyard is the managing member of the Sponsor. Mr. James H. Greene, Jr. and Mr. Adam H. Clammer are the managing members of Shipyard Advisors GP, LLC, which is the general partner of Shipyard. As of March 31, 2023 and December 31, 2022, the Company incurred approximately $6,793,000 and approximately $5,793,000, respectively, in expenses related to this agreement, which are included in accrued liabilities on the balance sheets.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the Russia-Ukraine war on the economy and the capital markets, and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, in connection with the Initial Public Offering and over-allotment, the Company had 4,212,900 Public Warrants and 3,746,880 Private Placement Warrants outstanding.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 16,851,598 shares of Class A common stock outstanding, all of which were subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$168,515,980
Less:
Fair value of Public Warrants at issuance	(3,827,481)
Fair value of over-allotment option liabilities	(16,852)
Offering costs allocated to Class A common stock subject to possible redemption	(9,725,650)
Plus:
Accretion on Class A common stock subject to possible redemption amount	13,569,983
Class A common stock subject to possible redemption, December 31, 2021	168,515,980
Increase in redemption value of Class A common stock subject to possible redemption amount	259,578
Class A common stock subject to possible redemption, December 31, 2022	168,775,558
Increase in redemption value of Class A common stock subject to possible redemption amount	1,217,867
Class A common stock subject to possible redemption, March 31, 2023	$169,993,425

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 16,851,598 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000075 per share. As of March 31, 2023 and December 31, 2022, 5,617,199 shares of Class B common stock were issued and outstanding with no shares subject to forfeiture (see Note 4).

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$171,284,728	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$589,806	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$524,563	$-

BILANDER ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$169,700,386	$-	$-

Liabilities:
Derivative warrant liabilities - Public Warrants	$758,322	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$674,438	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in September 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. As of December 31, 2022, the estimated fair value of the Public Warrants was transferred back to a Level 1 measurement due to adequate trading activity. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 fair value measurement to a Level 2 fair value measurement in December 2022, as the Black-Scholes model used historically did not produce a meaningful result, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 for the period from February 5, 2021 (inception) through March 31, 2023.

Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte Carlo simulation and the Private Placement Warrants have been estimated using Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Public Warrants was used to determine the fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023 and 2022, the Company recognized a gain (loss) on the unaudited condensed statements of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $318,000 and $3.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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

As of March 31, 2023, we had not commenced any operations. All activity for the period from February 5, 2021 (inception) through March 31, 2023 relates to our formation and the initial public offering (the “Initial Public Offering”), described below and subsequent to the Initial Public Offering, the search for a Business Combination target. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Recent Developments

Liquidity and Going Concern

On March 31, 2023 we had operating cash of approximately $564,000 and working capital deficit of approximately $49,000.

Our liquidity needs up to March 31, 2023 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), and loan from the Sponsor of approximately $100,000 under the Note (as defined in Note 4). We repaid the Note in full on July 20, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the Trust Account, and the working capital reimbursements from the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2023 there were no amounts outstanding under any Working Capital Loan.

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

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have until July 20, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our Initial Public Offering and since the Initial Public Offering, our search for prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of approximately $341,000, which consisted of a non-cash gain of approximately $318,000 for the change in fair value of derivative warrant liabilities, approximately $1.7 million of income from investments held in the Trust Account, which was offset by approximately $1.2 million in general and administrative expenses, approximately $50,000 in franchise tax expenses and approximately $439,000 in income tax expenses.

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

Critical Accounting Estimates and Policies

Refer to Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s critical accounting estimates and consideration of recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2023 and those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2023.

BILANDER ACQUISITION CORP.

By:	/s/ Scott W. Wagner
Name:	Scott W. Wagner
Title:	Chief Executive Officer (Principal Executive Officer)